Form 10-K
period 2018-12-31
Fintech Acquisition Corp. III
filed 2019-03-28
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-38744

FINTECH ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-0895994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(212) 701-9555

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, par value $0.0001 per share	Nasdaq Capital Market
Warrants, each to purchase one share of Class A Common Stock	Nasdaq Capital Market
Units, each consisting of one share of Class A Common Stock and one- half of one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A commons stock was not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date.

As of March 26, 2019, there were 35,430,000 shares of Class A common stock and 8,857,500 shares of Class B common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FinTech Acquisition Corp. III;

●	references to our “sponsor” refer collectively to FinTech Investor Holdings III, LLC, a Delaware limited liability company, FinTech Masala Advisors, LLC, a Delaware limited liability company, and 3FIII, LLC, a Delaware limited liability company. The manager of each entity is Cohen Sponsor Interests III, LLC, a Delaware limited liability company;

●	references to “initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	references to “founder shares” are to 8,857,500 shares of our Class B common stock issued by us to our initial stockholders;

●	references to our “initial public offering” means the initial public offering of 34,500,000 of our units, each unit consisting of one share of our Class A common stock and one-half of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on November 20, 2018.

●	references to our “management” or our “management team” refer to our officers and certain of our directors;

●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders, Cantor Fitzgerald and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 930,000 units purchased by our sponsor(830,000 units) and Cantor Fitzgerald (100,000 units), which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $9.3 million;

●	references to “placement units” are to the 930,000 units purchased by our sponsor and Cantor Fitzgerald in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	references to “placement shares” are to an aggregate of 930,000 shares of our Class A common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 465,000 shares of our Class A common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement; and

●	references to “trust account” are to the trust account into which $345,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the ability of our officers and directors to generate potential investment opportunities;

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the allocation by our officers and directors of their time to other businesses and their potential conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	potential changes in control if we acquire one or more target businesses for stock;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation in March 2017 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, with one or more businesses or assets. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We have concentrated our efforts in identifying businesses which provide disruptive technological innovation to the financial services industry, with particular emphasis on businesses that provide data processing; transactional and data security; rewards, loyalty, and consumer engagement platforms by which financial services engage their clients and market and provide services to them; digital marketing; and payment processing services. We have sought to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged.

At December 31, 2018, we had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and its initial public offering, and identifying a target company for our initial business combination.

The registration statement for our initial public offering was declared effective on November 15, 2018. On November 20, 2018, we consummated the initial public offering of 34,500,000 units generating gross proceeds of $345,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 930,000 placement units at a price of $10.00 per unit in a private placement to our sponsor and Cantor Fitzgerald & Co., the representative of the underwriters for the initial public offering, generating gross proceeds of $9,300,000.

Following the closing of the initial public offering on November 20, 2018, an amount of $345,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the consummation of the initial public offering; or (iii) the distribution of the trust account, if we are unable to complete a business combination within the combination period or upon any earlier liquidation of us.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses.

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm that is a member of FINRA or an independent accounting firm, and reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters.

Business Strategy

We have sought to capitalize on the significant financial services, financial technology and banking experience and contacts of Daniel G. Cohen, our Chief Executive Officer, Betsy Z. Cohen, our Chairman of the Board, and James J. McEntee, III, our President and Chief Financial Officer, and our board of directors to identify, evaluate, acquire and operating a financial technology business, although we may pursue a business combination outside that industry.

Our management team served as executive officers and/or directors of FinTech Acquisition Corp., or FinTech I, a former blank check company which raised $100.0 million in its initial public offering in February 2015 and completed its initial business combination in July 2016, which we refer to as the FinTech I Acquisition. Our management team also served as executive officers and/or directors of FinTech Acquisition Corp. II, or FinTech II, a blank check company which raised $175.0 million in its initial public offering in January 2017 and completed its initial business combination when it acquired Intermex Holdings II in July 2018, which we refer to as the FinTech II Acquisition. We believe that potential sellers of target businesses will view the fact that our management team has successfully closed multiple business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Mr. Cohen, our Chief Executive Officer, Mrs. Cohen, our Chairman of the Board, and Mr. McEntee, our President and Chief Financial Officer, have extensive experience in the financial services industry, generally, and the financial technology industry in particular as well as extensive experience in operating financial services companies in a public company environment.

Mr. Cohen, with over 20 years of experience in financial services and financial technology, is a founder, the former Chief Executive Officer and the current Chairman of The Bancorp, Inc. (NASDAQ: TBBK), which we refer to as Bancorp, a financial holding company with over $4.3 billion of total assets as of September 30, 2018, whose principal subsidiary is The Bancorp Bank, that provides a wide range of commercial and retail banking products and services to both regional and national markets. Bancorp’s customers access its banking services through its website and obtain cash withdrawals from automated teller machines. Bancorp provides affinity banking services to members and employees of organizations or businesses under the name of and through the website of such organization or business, and has developed extensive systems for processing debit and credit card transactions and providing prepaid (or stored value) card services. Mr. Cohen also served as Chief Executive Officer, President and a director of FinTech I until the FinTech I Acquisition, and as Chief Executive Officer and a director of FinTech II until the FinTech II Acquisition. Mr. Cohen is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and serves as the President and Chief Executive of the European Business of Cohen and Company Inc. (NYSE: COHN), a financial services company with approximately $3.1 billion in assets under management as of September 30, 2018, and as President, a director and the Chief Investment Officer of Cohen and Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets . He is also a past Chief Executive Officer of RAIT Financial Trust (OTCQB: RASFD), which we refer to as RAIT, a real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna in February 2009 until his resignation from that position in February 2010. From 1998 to 2000, Mr. Cohen served as the Chief Operation Officer and Resource America, Inc., formerly a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank and subsidiary of JeffBanks, Inc., a publicly traded bank holding company, which we refer to as JeffBanks, acquired by Hudson United Bancorp in 1999.

Mrs. Cohen, with over 40 years of experience, is a founder, and from September 2000 through December 2014 served as the Chief Executive Officer of, Bancorp. Mrs. Cohen served as Chairman of the Board of FinTech II until the FinTech II Acquisition, and also served as Chairman of the Board of FinTech I until the Fintech I Acquisition and, following the FinTech I Acquisition, continued to serve on the FinTech I board of directors until May 2017. Mrs. Cohen is also a founder of RAIT, and was its Chairman until December 2010 and its Chief Executive Officer until December 2006. She was also the founder and Chief Executive Officer of JeffBanks and its subsidiary banks from 1974 until the merger of JeffBanks into Hudson United Bancorp in 1999.

Mr. McEntee, with over 20 years of experience, is a director of Bancorp and The Bancorp Bank, was previously the Chief Executive Officer of Alesco Financial, an investment firm specializing in credit related fixed income investment, until it merged with Cohen & Company and was the Chief Operating Officer of Cohen & Company. Mr. McEntee served as Chief Financial Officer of FinTech II until the FinTech II Acquisition, and also served as Chief Financial Officer and Chief Operating Officer of FinTech I until the Fintech I Acquisition.

We have identified the following criteria that we intend to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We have sought to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Strong management team. We have sought to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We have focused on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We have sought to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Defensible business niche. We have sought to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We have sought to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant experience in the financial services and financial technology industries. Daniel G. Cohen, with over 20 years’ experience in the financial services industry, is a founder of Bancorp, the Chairman and Chief Investment Officer of an investment bank and is an officer and director of a broker-dealer subsidiary of the investment bank. Betsy Z. Cohen has over 40 years’ experience in the financial services industry and is a founder of and, until her retirement in December 2014, served as chief executive officer of, The Bancorp, Inc., a financial holding company whose banking subsidiary, The Bancorp Bank, provides banking services principally through the internet. James J. McEntee, III, with over 20 years of experience in the financial services industry, is a director of The Bancorp, Inc. and The Bancorp Bank, was previously the Chief Executive Officer of an investment firm specializing in credit related fixed income investment, a managing director of COHN and the Vice-Chairman and Co-Chief Operating Officer of JVB Financial. Additionally, each of Mr. Cohen, Mrs. Cohen and Mr. McEntee served as an executive officer and/or director of FinTech I and FinTech II. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $345,000,000 and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

While we have not contacted any of the prospective target businesses that FinTech I or FinTech II had considered and rejected while searching for target businesses to acquire, we may do so in the future if we become aware that the valuations, operations, profits or prospects of such target business, or the benefits of any potential transaction with such target business, would be attractive. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, other than Deutsche Bank Securities Inc., we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $10,000 per month for office space, utilities, secretarial support and administrative services, and (iv) to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm, and reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters, that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating a target business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We may not seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law. However, we will seek stockholder approval if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a table of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination, although as of the date of this Annual Report they have no commitments, plans or intentions to engage in such transactions. If they do effect such purchases, we anticipate that they would approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our sponsor, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in transactions that would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. They may also enter into transactions to provide such holders with incentives to acquire shares or vote their shares in favor of an initial business combination. No funds in the trust account may be used to effect purchases of shares in the open market or in privately negotiated transactions.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our sponsor, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination.

Our sponsor, officers, directors and/or their respective affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing deferred underwriting commissions and interest earned on the trust account not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.03 per public share (based on the trust account balance as of December 31, 2018). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors and Cantor Fitzgerald have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the completion of this offering (excluding any exercise of the underwriters’ overallotment option) and (iii) if we fail to consummate a business combination by November 20, 2020 or if we liquidate prior to November 20, 2020. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by November 20, 2020. Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement.

We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares, private placement shares and any public shares held by them in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our initial stockholders and their permitted transferees will own at least 21.9% of our outstanding shares of common stock entitled to vote thereon. As a result, in addition to our initial stockholders’ founder shares, we would need 12,456,251, or 36.1%, of the 34,500,000 public shares to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and, in any event, the terms of the proposed business combination may require our net tangible assets to be greater than $5,000,001. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in this offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20.0% or more of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20.0% of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20.0% of the shares sold in the initial public offering) for or against our initial business combination.

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve our initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until 24 months from the completion of the initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we have only until November 20, 2020 to complete our initial business combination. If we are unable to consummate our initial business combination by November 20, 2020, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. If we have not consummated a business combination by November 20, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account not previously released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such completion window.

The initial holders, our officers and directors and Cantor Fitzgerald have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020 and (iii) if we fail to consummate a business combination by November 20, 2020 or if we liquidate prior to November 20, 2020. The initial holders and our officers and directors have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020. However, the initial holders and our officers and directors will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination by November 20, 2020. Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires.

The representative has agreed to waive its rights to deferred underwriting commissions held in the trust account if we do not consummate a business combination and subsequently liquidate and, in such event, the deferred underwriting commissions held in the trust account will be available to fund the redemption of our public shares.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020 unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We will pay the costs of any liquidation from the net proceeds from the initial public offering and the private placement held out of trust, and up to $100,000 of the interest income on the trust account (net of any taxes payable) which may be released to us, and the balance of loans from our sponsor, members of our management team or any of their respective affiliates or other third parties for working capital purposes and to pay expenses to identify an acquisition target and consummate initial business combination, although we cannot assure you that there will be sufficient funds for such purposes. If such funds are insufficient, Daniel G. Cohen, our Chief Executive Officer, has agreed to pay the balance of liquidation expenses and has agreed not to seek repayment for such amounts.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our Independent Registered Public Accounting Firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Daniel G. Cohen has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Cohen will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.00 per public share and Mr. Cohen asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Cohen to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Cohen to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will have access to the net proceeds from the initial public offering and the private placement held out of trust, any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by November 20, 2020 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by November 20, 2020 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by November 20, 2020, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following November 20, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation and Mr. Cohen’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Mr. Cohen may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share, and will not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination by November 20, 2020, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020 or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to November 20, 2020 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights will reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, PA 19104-2870. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or its affiliate for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate and report on our internal control procedures over Financial reporting for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some stockholders find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

We are an early stage company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses in the financial technology industry. We may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our sponsor, officers and directors have agreed to vote their founder shares and any placement shares and public shares they hold in favor of our initial business combination. If we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our sponsor, directors and officers and each holder of placement units has agreed to waive his, her or its respective redemption rights with respect to founder shares and placement shares, and in the case of the initial holders, public shares held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon consummation of our initial business combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we will be unable to complete a proposed business combination and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public stockholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

The requirement that we complete a business combination by November 20, 2020 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by November 20, 2020. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to November 20, 2020. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by November 20, 2020, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by November 20 2020. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination by November 20, 2020, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our Class A common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination by November 20, 2020, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares of common stock from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination. Our sponsor, directors, officers and their respective affiliates may also enter into transactions with stockholders and others to provide them with incentives to, among other things, acquire shares of our common stock or vote their shares in favor of an initial business combination. Our directors, officers or their affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in a transaction which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. Please see “Business — Tendering stock certificates in connection with redemption rights.”

You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by November 20, 2020, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to November 20, 2020 (our board of directors may determine to liquidate the trust account prior to such date if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by November 20, 2020 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond November 20, 2020 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since we intend to use the net proceeds of the initial public offering to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5.0 million upon the completion of the initial public offering and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, except in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders, who are deemed to hold an aggregate of 20.0% or more of our common stock may not redeem any shares they hold that equal or exceed such 20.0% amount.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to shares in excess of 20.0% or more of the shares sold in the initial public offering. We refer to such shares in excess of 20.0% or more of the shares sold in the initial public offering as “Excess Shares”. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% (less one share) and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only $10.03 per share from our redemption of your shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.03 per share (based on the trust account balance as of December 31, 2018) from our redemption of our shares, and our warrants will expire worthless.

If the net proceeds from the initial public offering and the sale of the placement units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds of the initial public offering and the sale of the placement units, only $2,300,000 was available to us as of December 31, 2018 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, Daniel G. Cohen has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Cohen has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Cohen to reserve for such indemnification obligations and we cannot assure you that he would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Daniel G. Cohen, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.00 per public share and Daniel G. Cohen asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Cohen to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Cohen to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.03 per share (based on the trust account balance as of December 31, 2018) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by November 20, 2020 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following November 20, 2020 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by November 20, 2020 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, except as specified in the warrant agreement, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and purchasers of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial holders and their permitted transferees and purchasers of placement units can demand that we register the founder shares, placement shares, placement warrants and the shares of Class A common stock issuable upon exercise of the placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial holders or their permitted transferees are registered.

Because we have not selected a particular business within the financial technology industry or any other industry or any specific target businesses with which to pursue a business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We will seek to consummate a business combination with an operating company in the financial technology industry, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, you have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek investment opportunities in sectors outside of our industry focus (which may or may not be outside of our management’s area of expertise).

Although we currently intend to consummate a business combination in the financial technology industry, we will consider a business combination outside this industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. If we elect to pursue an investment outside of the financial technology industry, our management’s expertise in that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the financial technology industry might not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.03 per share (based on the trust account balance as of December 31, 2018) on our redemption, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 85,000,000 shares of Class A common stock, par value $0.0001 per share, and 15,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are currently 31,855,000 and 6,142,500 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, initially at a one-for-one ratio but subject to adjustment. There are no shares of preferred stock currently issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination or that would entitle holders thereof to receive funds from the trust account). We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the applicable anti-dilution provisions. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.03 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.03 per share (based on the trust account balance as of December 31, 2018) from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will engage in the business of identifying and combining with one or more businesses, with a focus on financial technology businesses. Our executive officers and directors are now and may in the future become affiliated with entities that are in the financial services or financial technology industries or entities engaged in the business of acquiring other entities or businesses. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have as of the date of this Annual Report. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. The holders of founder shares and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the targeted affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters, regarding the fairness to our stockholders from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Since holders of founder shares and placement units will lose some or all of their investment in us if we do not consummate a business combination, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our initial holders currently own 8,857,500 founder shares, which will be worthless if we do not consummate our initial business combination. Our sponsor has also purchased 830,000 placement units for an aggregate purchase price of $8.3 million. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by November 20, 2020. If we do not consummate a business combination, our sponsor will realize a loss on the placement units  it purchased. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

We may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of the initial public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend upon the performance of a single business, property or asset, or

●	depend upon the development or market acceptance of a single or limited number of products, processes or services.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

We may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, if our sponsor, officers, directors or their affiliates have entered into privately negotiated agreements with public stockholders to acquire public shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

In order to effectuate a business combination, we may seek to amend provisions of our charter and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and extended the time period in which the company must consummate its initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, if the effect of the proposed amendments would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account and, if such amendments are approved by persons holding at least 65% of the outstanding shares of our common stock, we will provide a right for dissenting public stockholders to redeem their public shares, if such amendment is approved, in the same manner as if we were seeking a stockholder vote on a business combination except that the amount on deposit in the trust account for purposes of calculating the per share redemption price will be determined at the close of business two business days before the meeting date.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by initial holders, holders of placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

Our initial holders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020 unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this written agreement with our initial holders, executive officers and directors and, as a result, will not have the ability to pursue remedies against these persons and entities for any breach of such agreement. Accordingly, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our initial holders, officers and directors, the registration rights agreement among us and our initial holders may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.03 per share on our redemption.

Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.03 per share (based on the trust account balance as of December 31, 2018) on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 21.9% of our outstanding common stock, including placement shares. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote.

Holders of founder shares and purchasers of placement units will control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Holders of founder shares and placement units (excluding placement units held by Cantor Fitzgerald) own 21.9% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder shares are not restricted from purchasing Class A common stock in the aftermarket or in privately negotiated transactions, which would increase their control. The holders of founder shares do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that holders of founder shares and purchasers of placement units will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our Class A common stock in the event the shares of our Class A common stock are not traded on any specific trading day) of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate a business combination.

In the initial public offering, we issued warrants to purchase 17,250,000 shares of our Class A common stock as part of the public units. In addition, on the closing date of the initial public offering, we sold 930,000 placement units to our sponsor and Cantor Fitzgerald, with each unit consisting of one placement share and one-half of one placement warrant, each whole warrant exercisable to purchase one share of Class A common stock. Prior to the initial public offering, we issued an aggregate of 8,857,500 founder shares in a private placement. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, any portion or all of loans that may be made to us by our sponsor, members of our management team or any of their respective affiliates or other third parties to fund working capital requirements or finance transaction costs in connection with an intended initial business combination may be converted, at the option of the lender, into additional warrants of the post-business combination entity at $1.00 per warrant.

To the extent we issue shares of Class A common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants are identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of, or no, news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of Class A common stock in the open market or in privately negotiated transactions by our sponsor, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our sponsor, directors, officers or their affiliates purchase shares of our Class A common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our Class A common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by November 20, 2020.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our  securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls over Financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2019, that we evaluate and report on such system of internal controls over Financial reporting. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls over Financial reporting audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls over Financial reporting. The development of the internal controls over Financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

 If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations or currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Risks applicable to financial technology businesses

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

We may be subject to claims from both the firms to whom we provide our products and services and the clients they serve.

If the products or services we provide relate to the facilitation of financial transactions, such as funds or securities settlement systems, and a failure or compromise of our product or service results in loss to a customer or its clients, we may be liable for such loss. The amount of the loss could be significantly greater that the revenues we derived from providing the product or service.

If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline.

We expect that the markets for the products and services of any target business we acquire will likely be characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services, will be developed and introduced by others, which will compete with the products and services that we offer. Our success will depend upon our ability to enhance current products and services and to develop and introduce new products and services that keep pace with technological developments and emerging industry standards. If we are unable to develop and introduce new products and services or enhancements in a timely manner, or if a release of a new product or service does not achieve market acceptance, our revenues and future prospects may decline.

Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes.

We expect that the customer base for our products or services will be principally banks and other financial institutions such as insurance companies and securities firms, all of which are subject to extensive regulation. Any product or service we supply to these firms likely will be affected by and designed to comply with the customer’s regulatory environment. If the regulatory environment affecting a particular product or service changes, the product or service could become obsolete or unmarketable, or require extensive and expensive modification. As a result, regulatory changes may impair our revenues and our profitability. If we only provide a single product or service a change in the applicable regulatory environment could cause a significant business interruption and loss of revenue until appropriate modifications are made. Moreover, if the regulatory change eliminates the need for the product or service, or if the expense of making necessary modifications exceeds our resources or available financing, we may be unable to continue in business.

Difficulties with any products or services we provide could damage our reputation and business.

We expect that market acceptance of our products and services will depend upon the reliable operation and security of our systems and their connection to the systems of our customers. Any operational or connectivity failures, system outages or security breaches would likely result in revenue loss to us until corrected and could result in client dissatisfaction, causing them to terminate or reduce their business dealings with us. It may also damage our business reputation, making it more difficult for us to obtain new customers and maintain or expand our business.

A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.

Depending upon the type of financial technology business we acquire, in the course of providing services to our customers we may collect, process and retain sensitive and confidential information on our customers and their clients. A failure of our systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our customers, expose us to the risk of litigation and liability, disrupt our operations, and impair our ability to operate profitably.

We may not be able to protect our intellectual property and we may be subject to infringement claims.

We expect to rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect any proprietary technology of a target business. Although we intend to protect vigorously any intellectual property we acquire, third parties may infringe or misappropriate our intellectual property or may develop competitive technology. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We also may be subject to claims by third parties for infringement of another party’s proprietary rights, or for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s intellectual property, obtain a license for that technology or license alternative technology from another party. None of these alternatives may be available to us at a price which would allow us to operate profitably. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor or its affiliate for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on November 16, 2018, and our Class A common stock and warrants commenced separate trading on January 7, 2019.  Our Class A common stock, warrants and units are each listed on the NASDAQ Capital Market under the symbols FTAC, FTACW and FTACU, respectively.

Holders

On March 25, 2019, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 4 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On November 20, 2018, we sold 930,000 placement units in the private placement for an aggregate purchase price of $9,300,000, or $10.00 per unit, to the sponsor (830,000 units) and Cantor Fitzgerald (100,000 units), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each placement unit consists of one share of Class A common stock and one half of a placement warrant. The placement warrants are identical to the warrants included in the units issued in the initial public offering, except that, if held by Cantor Fitzgerald, the sponsor or their permitted transferees, (a) they are not redeemable by the Company, (b) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (c) they may be exercised on a cashless basis. In addition, for so long as the placement warrants are held by Cantor Fitzgerald or its designees, they may not be exercised after November 15, 2023.

Use of Proceeds

On November 20, 2018, we sold 34,500,000 units in our initial public offering at a price of $10.00 per unit, generating gross proceeds of $345,000,000. Each unit consists of one share of our Class A common stock and one half of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Cantor Fitzgerald (as representative of the underwriters) and Northland Capital Markets served as the underwriters for the initial public offering. The units sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227951), which was declared effective by the SEC on November 15, 2018.

We incurred a total of $21,527,278 in transaction costs related to the initial public offering. We paid a total of $6,000,000 in underwriting discounts and commissions and approximately $827,278 in other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $14,700,000 in underwriting discounts and commissions (which is currently held in the trust account), which will be payable only upon consummation of an initial business combination.

After deducting the underwriting discounts and commissions (excluding the deferred portion of up to $14,700,000 in underwriting discounts and commissions, which will be payable only upon consummation of an initial business combination) and the total offering expenses, the total net proceeds from our initial public offering and the Private Placement were $347,472,722 of which $345,000,000 (or approximately $10.00 per unit sold in the initial public offering) was placed in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included elsewhere in this Annual Report.

	Year Ended December 31, 2018	For the Period from March 21, 2017 (inception) through December 31, 2017
Income Statement Data:
Loss from operations	$(215,040)	$(1,057)
Net income (loss)	542,963	(1,057)

	December 31, 2018	December 31, 2017
Balance Sheet Data:
Cash	$2,300,398	$-
Cash and marketable securities held in Trust Account	345,940,028	-
Total assets	348,332,922	1,931
Total liabilities	14,993,295	2,988
Ordinary shares subject to possible redemption	328,339,620	-
Total shareholders' equity	5,000,007	1,931

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on March 20, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of the initial public offering and the sale of the placement units that occurred simultaneously with the completion of the initial public offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in the Company;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand and the lender demands payment;

●	limitations on our ability to obtain additional financing if the debt security contains covenants restricting our ability to incur debt;

●	our inability to pay dividends on our common stock due to covenants limiting or prohibiting dividends;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce, or possibly eliminate, the funds available for use as dividends on our common stock, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2018 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2018, we had net income of $542,962, which consisted of interest income on marketable securities held in the trust account of $940,028, offset by operating costs of $397,066.

For the period from March 20, 2017 (inception) through December 31, 2017, we had a net loss of $1,057, which consisted of operating costs of $1,057.

Liquidity and Capital Resources

On November 20, 2018, we consummated the initial public offering of 34,500,000 units at a price of $10.00 per unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 units at $10.00 per unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 930,000 placement units to the sponsors and Cantor Fitzgerald at a price of $10.00 per unit, generating gross proceeds of $9,300,000.

Following the initial public offering and the sale of the placement units, a total of $345,000,000 was placed in the trust account and we had $2,603,414 of cash held outside of the trust account, after payment of costs related to the initial public offering, and available for working capital purposes. We incurred $21,527,278 in transaction costs, including $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees and $827,278 of other costs.

For the year ended December 31, 2018, cash used in operating activities was $197,324, resulting primarily from net income of $542,962 and interest earned on marketable securities held in the trust account of $940,028. Changes in operating assets and liabilities provided $53,267 of cash from operating activities.

At December 31, 2018, we had marketable securities held in the trust account of $345,940,028. We intend to use substantially all of the funds held in the trust account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At December 31, 2018, we had cash of $2,300,398 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to consummate our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. Following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsors a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services provided to the Company. We began incurring these fees on November 15, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. We anticipate our first presentation of the revised disclosures on the changes in stockholders’ equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of the initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Annual Report and is included herein by reference.

FINTECH ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FinTech Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FinTech Acquisition Corp. III (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion..

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 27, 2019

FINTECH ACQUISITION CORP. III

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$2,300,398	$—
Prepaid expenses	92,496	—
Total Current Assets	2,392,894	—

Deferred offering costs	—	1,931
Cash and marketable securities held in Trust Account	345,940,028	—
Total Assets	$348,332,922	$1,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$111,269	$1,057
Income taxes payable	182,026	—
Accrued offering costs	—	1,931
Total Current Liabilities	293,295	2,988

Deferred underwriting fee payable	14,700,000	—
Total Liabilities	14,993,295	2,988

Commitments

Common stock subject to possible redemption, 32,833,962 and -0- shares at redemption value as of December 31, 2018 and 2017, respectively	328,339,620	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,596,038 and -0- issued and outstanding (excluding 32,833,962 and -0- shares subject to possible redemption) as of December 31, 2018 and 2017, respectively	260	—
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of December 31, 2018 and 2017, respectively	886	886
Additional paid-in capital	4,456,956	24,114
Notes receivable from stockholders	—	(25,000)
Retain earnings (Accumulated deficit)	541,905	(1,057)
Total Stockholders’ Equity (Deficit)	5,000,007	(1,057)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$348,332,922	$1,931

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from March 20, 2017 (inception) through December 31, 2017

Formation and operating costs	$215,040	$1,057
Loss from operations	(215,040)	(1,057)

Other income:
Interest earned on marketable securities held in Trust Account	940,028	-

Income (loss) before provision for income taxes	724,988	(1,057)
Provision for income taxes	(182,026)	-
Net Income (Loss)	$542,962	$(1,057)

Weighted average shares outstanding of Class A common stock	35,430,000	-
Basic and diluted net income per share, Class A	$0.02	$-

Weighted average shares outstanding of Class B common stock	8,857,500	7,732,500
Basic and diluted net loss per share, Class B	$(0.02)	$(0.00)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid	Notes Receivable from	Retained Earnings/ Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Stockholders	Deficit	(Deficit)
Balance – March 20, 2017 (inception)	—	$—	—	$—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,857,500	886	24,114	(25,000)	—	—

Net loss	—	—	—	—	—	—	(1,057)	(1,057)

Balance – December 31, 2017	—	—	8,857,500	886	24,114	(25,000)	(1,057)	(1,057)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	323,469,272	—	—	323,472,722

Sale of 930,000 Placement Units	930,000	93	—	—	9,299,907		—	9,300,000

Common stock subject to possible redemption	(32,833,962)	(3,283)	—	—	(328,336,337)	—	—	(328,339,620)

Net income	—	—	—	—	—	—	542,962	542,962

Balance – December 31, 2018	2,596,038	$260	8,857,500	$886	$4,456,956	$—	$541,905	$5,000,007

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from March 20, 2017 (inception) Through December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$542,962	$(1,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(940,028)
Changes in operating assets and liabilities:
Prepaid expenses	(92,496)	—
Accounts payable and accrued expenses	110,212	1,057
Income taxes payable	182,026	—
Net cash used in operating activities	(197,324)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from stockholder	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	339,000,000
Proceeds from sale of Placement Units	9,300,000
Payment of offering costs	(827,278)
Proceeds from promissory note - related party	229,625	—
Repayment of promissory note – related party	(229,625)	—
Net cash provided by financing activities	347,497,722	—

Net Change in Cash	2,300,398	—
Cash – Beginning of period	—	—
Cash – End of period	$2,300,398	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$327,792,150	$—
Change in value of common stock subject to possible redemption	$547,470	$—
Deferred underwriting fee payable	$14,700,000	$—
Offering costed included in accrued offering costs	$—	$1,931
Issuance of stock for stock subscription receivable from stockholder	$—	$25,000

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. III (the “Company”) is a blank check company incorporated in Delaware on March 20, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 15, 2018. On November 20, 2018, the Company consummated the Initial Public Offering of 34,500,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 930,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to FinTech Investor Holdings III, LLC, FinTech Masala Advisors, LLC, 3FIII, LLC (collectively, the “Sponsors”) and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $9,300,000, which is described in Note 4. The manager of each of the Sponsors is Cohen Sponsor Interests III, LLC and the manager of Cohen Sponsor Interests III, LLC is Daniel G. Cohen, the Company’s Chief Executive Officer.

Transaction costs amounted to $21,527,278, consisting of $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees and $827,278 of other costs. As of December 31, 2018, $2,300,398 of cash was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on November 20, 2018, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by November 20, 2020 (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company to pay its franchise and income taxes and up to $100,000 to pay dissolution expenses, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares and any Public Shares held by them in favor of any such amendment.

The Insiders and Cantor have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination; (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as public stockholders with respect to any Public Shares it acquires. The underwriters have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company's independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $21,527,278 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized (see Note 8).

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,715,000 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding for the period. Net loss per common share, basic and diluted for Class B common stock is calculated by dividing the net income (loss), less income attributable to Class A common stock subject to redemption, by the weighted average number of Class B common stock outstanding for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of the revised disclosures on the changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (the “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors and Cantor purchased an aggregate of 930,000 Placement Units at a price of $10.00 per Placement Unit, or $9,300,000 in the aggregate, of which 830,000 Placement Units were purchased by the Sponsors and 100,000 Placement Units were purchased by Cantor. Each Placement Unit consists of one share of Class A common stock and one-half of one warrant (the “Placement Warrant”). Each whole Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The proceeds from the Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Warrants.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 20, 2017, the Company issued an aggregate of 9,803,333 shares of common stock to FinTech Investor Holdings III, LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. The Company received payment for the Founder Shares in February 2018.

On August 22, 2018, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. Also on August 22, 2018, FinTech Investor Holdings III, LLC contributed back to the Company, for no consideration, 2,040,833 Founder Shares. On October 19, 2018, the Company completed an approximate 0.04847021 stock dividend of its common stock and FinTech Investor Holdings III, LLC transferred an aggregate of 125,000 Founder Shares to the Company’s independent directors. Additionally, on November 15, 2018, the Company completed an approximate 0.0883121 stock dividend of its common stock. As a result of the foregoing transactions, the Sponsors and the Company’s directors now hold 8,857,500 Founder Shares, of which 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,125,000 Founder Shares are no longer subject to forfeiture.

The Insiders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until the earlier of (i) one year after the completion of a Business Combination, (ii) the last sale price of the Class A common stock equals or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, and (iii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On February 15, 2018, the Company issued a promissory note to FinTech Investor Holdings III, LLC, pursuant to which FinTech Investor Holdings III, LLC loaned the Company an aggregate of $229,625 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of December 31, 2018 or the completion of the Initial Public Offering. The Promissory Note was repaid upon the consummation of the Initial Public Offering on November 20, 2018.

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2018, the Company incurred $15,000 in fees for these services, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. To date, there are no working capital loans outstanding.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock) . The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $6,000,000. In addition, the representative of the underwriters is entitled to a deferred fee of $14,700,000, which will become payable to the representative of the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2018 and 2017, there were 2,596,038 and -0- shares of Class A common stock issued or outstanding, excluding 32,833,962 and -0- shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At December 31, 2018 and 2017, there were 8,857,500 shares of Class B common stock issued and outstanding, respectively.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock issued and outstanding upon completion of the Initial Public Offering, including Placement Shares, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Placement Warrants will be non-redeemable so long as they are held by the Sponsors, Cantor or their permitted transferees. If the Placement Warrants are held by someone other than the Sponsors, Cantor or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

8. INCOME TAX

The Company’s deferred tax assets and provision for income taxes were deemed to be immaterial as of December 31, 2017.

The Company’s net deferred tax asset as of December 31, 2018 is as follows:

Deferred tax asset
Organizational costs/Startup expenses	$29,778
Total deferred tax asset	29,778
Valuation allowance	(29,778)
Deferred tax asset, net of allowance	$—

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

The income tax provision for the year ended December 31, 2018 consists of the following:

Federal
Current	$182,026
Deferred	(29,778)

State
Current	—
Deferred	—
Change in valuation allowance	29,778
Income tax provision	$182,026

As of December 31, 2018, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of/or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the change in the valuation allowance was $29,778.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	4.1%
Income tax provision	25.1%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities since inception.

9. FAIR VALUE MEASUREMENTS

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2018, assets held in the Trust Account were comprised of $1,216,998 in cash and $344,723,030 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
December 31, 2018	U.S. Treasury Securities (Mature on 5/23/2019)	$344,723,030	$(32,510)	$344,690,520

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

10. SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017. The data has been derived from the Company’s unaudited financial statements that, in management's opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Operating costs	$809	$600	$749	$394,908
Interest income	$—	$—	$—	$940,028
Net income (loss)	$(809)	$(600)	$(749)	$545,120
Basic and diluted income per share, Class A	$—	$—	$—	$0.02
Basic and diluted loss per share, Class B	$(0.00)	$(0.00)	$(0.00)	(0.02)

	For the Period from March 20, 2017 (inception) through March 31, 2017	Second Quarter	Third Quarter	Fourth Quarter
For the period from March 20, 2017 (inception) through December 31, 2017
Operating costs	$1,057	$—	$—	$—
Net loss	$(1,057)	$—	$—	$—
Basic and diluted loss per share, Class B	$(0.00)	$—	$—	$—

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Z. Cohen*	77	Chairman of the Board
Daniel G. Cohen*	49	Chief Executive Officer
James J. McEntee, III	61	President and Chief Financial Officer
Mei-Mei Tuan	52	Director
Pawneet Abramowski	44	Director
Jan Hopkins Trachtman	71	Director
Brittain Ezzes	42	Director
Madelyn Antoncic	65	Director

* Mr. Cohen is the son of Mrs. Cohen.

Betsy Z. Cohen has served as Chairman of our board of directors since March 2017. Mrs. Cohen served as Chairman of FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp. (Nasdaq: CCN), a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust (NYSE: RAS), a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Mrs. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. Our board has determined that Mrs. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

Daniel G. Cohen has served as our Chief Executive Officer since March 2017. Mr. Cohen served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He has been the Chairman of Bancorp and Chairman of the Executive Committee of Bancorp’s Board of Directors since its inception in 1999. Mr. Cohen is Vice-Chairman of Bancorp Bank’s Board of Directors and Chairman of its Executive Committee. He had previously been Chairman of Bancorp Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank’s Chief Executive Officer. Mr. Cohen has served as the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and has, since September 16, 2013, served as the President and Chief Executive of the European Business of Cohen and Company Inc. (NYSE: COHN), a financial services company with approximately $3.1 billion in assets under management as of September 30, 2018, and as President, a director and the Chief Investment Officer of Cohen and Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets. Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 16, 2013 to February 21, 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen and Company Inc. from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of Cohen and Company Inc. from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen and Company Inc.’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013. He previously served as Chief Executive Officer of RAIT from December 2006, when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna Realty Finance Trust from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation.

James J. McEntee, III has served as our President and Chief Financial Officer since March 2017. He also served as President and Chief Financial Officer of FinTech II from May 2015 until July 2018. He served as FinTech I’s Chief Financial Officer and Chief Operating Officer from August 2014 to July 2016. He has served as the Managing Principal of StBWell, LLC, an owner and operator of real estate, since June 2010. Mr. McEntee has been a director of both Bancorp and its wholly-owned subsidiary Bancorp Bank since September 2000 and was a director of T-Rex Group, Inc., a provider of risk analytics software for investors in renewable energy, from November 2014 to January 2018. Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from the date of its incorporation in 2006 until its merger with Cohen & Company in December 2009 and was the Chief Operating Officer of Cohen & Company from March 2003 until December 2009, and was a managing director of COHN and was the Vice-Chairman and Co-Chief Operating Officer of JVB Financial through October 2013. Mr. McEntee was a principal in Harron Capital, L.P., a media and communications venture capital fund, from 1999 to September 2002. From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane, PC, and from 2000 until 2004 was of counsel to Lamb McErlane. Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services, and of several other private companies. Mr. McEntee has served since 2008 as a director of The Chester Fund, a nonprofit organization, and served as its Chairman from July 2012 to January 2018.

Independent Directors

Mei-Mei Tuan has served as a director since August 2018. She has been a director of both Bancorp and its wholly-owned subsidiary Bancorp Bank since 2013. Ms. Tuan is the co-founder and co-owner, managing partner and Chairman of Notch Partners LLC, a firm providing leadership capital and managed-led buyout strategies exclusively for institutional private equity funds. Ms. Tuan is also a Managing Director of Trewstar LLC, a boutique search firm based in New York specializing in board placements. As an investment banker with Goldman Sachs, BankAmerica and BankAustria, Ms. Tuan led domestic and international transactions in project finance, mergers and acquisitions, real estate, syndications and sale leasebacks. Ms. Tuan’s operating experience includes serving as Chief Financial Officer and Chief Operating Officer at the Sierra Foundation, from 1996 through 1997, and the San Francisco Food Bank, from 1997 through 1998. Ms. Tuan is an active board member of the Clara Maass Medical Center and its Foundation, The Harvard Business School Asian-American Alumnae Association and Montclair Kimberley Academy. In the recent past, she has served on the Boards of Friends of Thirteen (WNET), the Museum of Chinese in America in New York City (Co-Chair), the Wellesley College Alumnae Association, the New Jersey Women’s Forum, the Mid-Manhattan Performing Arts Foundation and the New Jersey Network (NJN). Ms. Tuan is a member of the Committee of 100, an organization that addresses issues concerning Sino-U.S. relations. She holds an M.B.A. from Harvard Business School. Our board has determined that Ms. Tuan’s extensive investment banking experience as well as her prior experience as a Chief Financial Officer and Chief Operating Officer qualifies her to serve as a member of our board of directors.

Pawneet Abramowski has served as a director since August 2018. She is the founder and principal of PARC Solutions LLC, a firm providing advisory services in compliance, financial crimes risk management and strategic analysis for startups, banks and other innovative firms. Ms. Abramowski is also an Academic Director/Adjunct Faculty and Chair of the Executive Committee of the Advisory Board at Case Western Reserve University School of Law’s Financial Integrity Institute since 2017. She served as the Managing Director, Head of Financial Crimes Risk Management and Interim Chief Compliance Officer at Bancorp from 2014 to 2017 and Interim Chief Compliance Officer at Bancorp from 2016 to 2017, building on over 21 years of comprehensive achievements in public and private sector with special focus in Compliance/Risk Management and law enforcement industries. She has key subject matter expertise spanning anti-money laundering (AML), fraud, sanctions, anti-corruption, regulation, and compliance. Prior to joining Bancorp, from 2006 to 2014, Ms. Abramowski held senior level roles at wall street firms in New York City. Before that she spent three years working in the technology sector and over eight years in the public sector in an investigative and intelligence capacity with municipal, state and federal agencies ending with the Federal Bureau of Investigation. She holds an MBA in Management from Adelphi University Robert B. Willumstad School of Business; MA in Government and Politics and BA in Public Administration from St. John’s University. Since 2015 she has also served on the Women’s Board of City Year New York, an education focused nonprofit that partners with public schools in high-poverty communities helping to close gaps in high-need schools by supporting students’ academic and social-emotional development while also providing schools with the additional capacity to enhance school culture and climate. Our board has determined that Ms. Abramowski’s extensive experience in the financial services industry generally, and the financial technology industry in particular, qualifies her to serve as a member of our board of directors.

Jan Hopkins Trachtman has served as a director since November 2018. Ms. Hopkins Trachtman is President of The Jan Hopkins Group, a communications consulting company, which she founded in 2005. Since 2009, Ms. Hopkins Trachtman has served as an independent director of three Franklin Templeton mutual fund boards of directors, including Mutual Shares and Alternative Investment funds, where she also serves on the Nominating, Governance and Compensation Committees. She serves on the Advisory Board of the Knight Bagehot Fellowship at Columbia University School of Journalism and is a former member of the Advisory Board of Houlihan Lokey, an investment bank. Previously, Ms. Hopkins Trachtman was a Managing Director and Head of Global Client Communications at Citigroup Private Bank and is an Emmy and Peabody Award-winning anchor and business correspondent at CNN. Our board believes that Ms. Hopkins Trachtman’s breadth and depth of experience in varied finance, banking and communications roles make her well qualified to serve as a director.

Brittain Ezzes has served as a director since November 2018. Ms. Ezzes is a Portfolio Manager and Senior Research Analyst at Cramer Rosenthal McGlynn, an equity investment company, where she is responsible for investing portfolios and recommending stocks for a variety of industries. She has served as the Co-Portfolio Manager of the CRM Small/Mid Cap Value Strategy since 2014 and as Co-Portfolio Manager of the CRM Mid Cap Value Strategy since 2016. Ms. Ezzes joined Cramer Rosenthal McGlynn in 2010 as an investment analyst. Ms. Ezzes began her career in public equities in 2003 and previously worked at MissionPoint Capital and Iridian Asset Management. From 1999 until 2003 she worked in private equity at SG Capital Partners where she was a member of the investment team focused on leveraged buyouts, leveraged recapitalizations and growth equity investments. She started her career in 1998 as a Business Analyst with Price Waterhouse, LLP. Mrs. Ezzes holds a B.A. in International Relations and Russian Studies from Brown University. Our board has determined that Ms. Ezzes’ extensive experience in the financial services industry qualifies her to serve as a member of our board of directors.

Madelyn Antoncic has served as a director since November 2018. From October 2015 to October 2017, Ms. Antoncic served as Executive Director and a member of the Operating Committee of Principal Global Investors, a global asset management company. Before that, from July 2011 to July 2015, Ms. Antoncic served as Vice President and Treasurer of the World Bank (WB), where she was responsible for overseeing every aspect of managing WB’s $150 billion in assets, including its derivatives portfolio, annual funding program, pension plans and business level risk management, financial model development, and treasury technology. In addition, she oversaw three global technical assistance advisory practices engaging with member countries on asset management, debt management strategies, banking and risk management. Ms. Antoncic began her career in 1983 as an Economist at the Federal Reserve Bank of New York, followed by 12 years at Goldman Sachs, holding several leadership roles including more than seven years trading structured mortgage products, two years as a Director at Barclays Capital, and ten years at Lehman Brothers, where from 2002 to 2007 she was the Chief Risk Officer. In early 2007, as is well documented, after recognizing the level of risk that Lehman was taking, she was asked to turn her focus to external issues, at which point she took on the externally focused role as Global Head of Financials Markets Policy Relations. Ms. Antoncic is on the Board of Overseers of Weill Cornell Medicine and has been named to the board of the U.S. S&P global ratings agency subsidiary of S&P Global, Inc., effective on January 1, 2019. She is a Member of the Editorial Board of the Journal of Risk Management in Financial Institutions and is a former member of the Board of Directors of the Girl Scout Council of Greater New York. She holds a Ph.D. in economics with a minor in finance from NYU Stern School, was an Alfred P. Sloan Foundation Doctoral Fellow and has taught economics and finance at Stern’s Graduate and Undergraduate Schools. With leadership and management roles for over 30 years in large, complex, global financial institutions in both the private and public sector, and as a recognized industry leader and expert on risk management and governance, our board believes that Ms. Antoncic is well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Betsy Z. Cohen, Brittain Ezzes and Madelyn Antoncic, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mei-Mei Tuan, Pawneet Abramowski and Jan Hopkins Trachtman, will expire at the second annual meeting of stockholders.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the financial services industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2018 except for two transactions that were not reported on a timely basis by one of our greater-than-ten-percent stockholders.

Board Committees

Audit Committee

The rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Mses. Tuan, Ezzes and Hopkins Trachtman, all of whom meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Tuan serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Ms. Tuan satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mses. Tuan and Abramowski, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Ms. Abramowski serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	monitoring compliance with the requirements under the Sarbanes-Oxley Act of 2002 relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefits.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Other Board Committees

Our board of directors intends to establish a nominating committee upon consummation of our initial business combination. At that time, our board of directors intends to adopt a charter for this committee. Prior to such time, our independent directors will address any nominations process, as required by Nasdaq.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is attached as an exhibit to this Annual Report. We will make a printed copy of our code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to us as follows: FinTech Acquisition Corp. III, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104 Attention: Secretary.

Item 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any entity with which they are affiliated, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to November 15, 2018 by FinTech Investor Holdings III to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $10,000 per month for office space, utilities, secretarial support and administrative services, and (iv) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination.  Our audit committee must approve all payments in excess of $5,000 to be made to any initial holder, our sponsor, our directors and officers or our or their affiliates.

After the consummation of our initial business combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2018.

Pawneet Abramowski, Chair

Mei-Mei Tuan

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors that beneficially owns shares of our common stock; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned	Percentage
Directors and Executive Officers:(1)
Betsy Z. Cohen	—	—
Daniel G. Cohen	—	—
James J. McEntee, III	—	—
Mei-Mei Tuan	27,208	*
Pawneet Abramowski	27,208	*
Jan Hopkins Trachtman	27,208	*
Brittain Ezzes	27,208	*
Madelyn Antoncic	27,208	*
All directors and executive officers as a group (eight individuals)	136,040	*
Greater than 5% Beneficial Owners
Highbridge Capital Management, LLC(2)	2,250,000	6.35	%(3)
Davidson Kempner Capital Management LP(4)	2,000,000	5.6	%(3)
AQR Capital Management, LLC(5)	2,300,000	6.5	%(3)
Magnetar Financial LLC(6)	2,700,000	7.62	%(3)
Angelo, Gordon & Co., L.P.(7)	2,000,000	5.6	%(3)
FinTech Investor Holdings III, LLC(8)(9)	2,275,130	5.1	%(10)
3FIII, LLC(8)(9)	2,608,832	5.9	%(10)
FinTech Masala Advisors, LLC(8)(9)	4,667,498	10.5	%(10)

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the persons and entities listed above is 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Based on information contained in a Schedule 13G/A filed on February 14, 2019, Highbridge Capital Management, LLC (“Highbridge”) shares voting and investment power with 1992 MSF International Ltd. (2,250,000 shares). Highbridge is the trading manager to 1992 MSF International Ltd. The business address of each reporting person is c/o Highbridge Capital Management, LLC, 40 West 57th Street, 32nd Floor, New York, New York 10019.

3.	Based upon 35,430,000 shares of our Class A common stock outstanding.

4.	Based on information contained in a Schedule 13G filed on November 26, 2018, Davidson Kemper Capital Management L.P. (“DKCM”) shares voting and investment power with the following entities and persons: Davidson Kempner Partners (“DKP”) (380,200 shares); Davidson Kempner Institutional Partners, L.P. (“DKIP”) (783,400 shares); Davidson Kempner International, Ltd. (“DKIL”) (836,400 shares); Thomas L. Kempner, Jr. (2,000,000 shares); and Anthony A. Yoseloff (2,000,000 shares). DKCM is the investment manager to each of DKP, DKIP and DKIL. Messrs. Kempner and Yoseloff, through their involvement in DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of each reporting person is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

5.	Based on information contained in a Schedule 13G filed on November 26, 2018, AQR Capital Management, LLC (“AQR Management”) shares voting and investment power with the following entities: AQR Capital Management Holdings, LLC (“AQR Holdings”) (2,300,000 shares); CNH Partners, LLC (“CNH”) (2,300,000 shares); AQR Absolute Return Master Account, L.P. (“AQR Absolute”) (1,840,000 shares); and AQR Principal Global Asset Allocation, LLC (“AQR Principal”) (1,840,000 shares). AQR Management is a wholly owned subsidiary of AQR Holdings. CNH is deemed to be controlled by AQR Management. AQR Management and CNH act as investment manager to AQR Absolute. AQR Principal is the general partner of AQR Absolute. The business address of each reporting person is Two Greenwich Plaza, Greenwich, CT 06830.

6.	Based on information contained in a Schedule 13G filed on February 14, 2019, Magnetar Financial LLC (“Magnetar Financial”) shares voting and investment power with the following entities and persons: Magnetar Capital Partners LP (“Magnetar Capital Partners”) (2,700,000 shares); Supernova Management LLC (“Supernova”) (2,700,000 shares); and Alex N. Litowitz (2,700,000 shares). Magnetar Financial serves as the investment adviser to the Magnetar Funds (Magnetar Constellation Fund II, Ltd (432,000 shares), Magnetar Constellation Master Fund, Ltd (1,350,000 shares), Magnetar Capital Master Fund Ltd (108,000 shares), Magnetar Xing He Master Fund Ltd (621,000 shares), Magnetar SC Fund Ltd (81,000 shares) and Magnetar Structured Credit Fund, LP (108,000 shares)), and as such, Magnetar Financial exercises voting and investment power over the common shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova is the general partner of Magnetar Capital Partners. The manager of Supernova is Mr. Litowitz. The business address of each reporting person is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

7.	Based on information contained in a Schedule 13G/A filed on February 14, 2019, Angelo, Gordon & Co., L.P. (“Angelo, Gordon”) shares voting and investment power with Michael L. Gordon (2,000,000 shares). Angelo, Gordon acts as the investment adviser for a private investment fund that holds the shares.Mr. Gordon is the managing member of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon. The business address of each reporting person is 245 Park Avenue, New York, New York 10167.

8.	FinTech Investor Holdings III, LLC (“Holdings”) is the direct beneficial owner of 425,000 shares of our Class A common stock and 1,850,130 shares of our Class B common stock. 3FIII, LLC (“3FIII”) is the direct beneficial owner of 405,000 shares of our Class A common stock and 2,203,832 shares of our Class B common stock. FinTech Masala Advisors, LLC (“Masala Advisors” and together with Holdings and 3FIII, the “Sponsors”) is the direct beneficial owner of 4,667,498 shares of our Class B common stock. The shares of Class B common stock held by the Sponsors will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents.

9.	Cohen Sponsor Interests III, LLC is the manager of each of the Sponsors. FinTech Masala, LLC is the sole member of Cohen Sponsor Interests III, LLC. FinTech Masala Holdings, LLC is the sole member of FinTech Masala, LLC. FinTech Masala Holdings, LLC is in turn managed by its members, none of which is deemed a beneficial owner of our securities held by FinTech Masala Holdings, LLC based on the so-called “rule of three.” As a result of the foregoing, each of Cohen Sponsor Interests III, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC shares voting and investment power over the shares of our common stock held directly by the Sponsors.

10.	Based upon 44,287,500 shares of our Class A and Class B common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder shares

In March 2017, FinTech Investor Holdings III, LLC purchased 9,803,333 founder shares for an aggregate purchase price of $25,000. In August 2018, FinTech Investor Holdings III, LLC contributed back to us for no consideration 2,040,833 shares of common stock. In October 2018, we effected a stock dividend of 0.04847021 share per share of Class B common stock for each share of Class B common stock outstanding prior to the dividend, and in November 2018, we effected a stock dividend of 0.0883121 share per share of Class B common stock for each share of Class B common stock outstanding prior to the dividend. As a result of these dividends, our initial holders hold 8,857,500 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering.

As a result of the underwriters’ election to exercise in full their over-allotment option to purchase 4,500,000 units on November 19, 2018, 1,125,000 founder shares were no longer subject to forfeiture.

The initial holders have agreed not to transfer, assign or sell any of their founder shares (except to permitted transferees) until the earlier of (i) one year after the completion of our initial business combination, (ii) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, and (iii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, in connection with an initial business combination, the initial holders may transfer, assign or sell their founder shares with our consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

Private Placement

Simultaneously with the initial public offering, our sponsor and Cantor Fitzgerald purchased an aggregate of 930,000 placement units (830,000 placement units by our sponsor and 100,000 placement units by Cantor Fitzgerald) at a price of $10.00 per unit (or an aggregate purchase price of $9,300,000). Each placement unit consists of one placement share and one-half of one placement warrant to purchase one share of our Class A common stock exercisable at $11.50. The proceeds from the placement units and the proceeds from the initial public offering totaling $345,000,000 are held in the trust account. There will be no redemption rights or liquidating distributions from the trust account with respect to the placement shares or placement warrants.

The placement warrants are identical to the warrants included in the units sold in the initial public offering, except that if held by our sponsor, Cantor Fitzgerald or their permitted transferees, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including our common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. In addition, for as long as the placement warrants are held by Cantor Fitzgerald or its designees or affiliates, they may not be exercised after November 15, 2023. There are no redemption rights or liquidating distributions with respect to the founder shares, placement shares or warrants, which will expire worthless if we do not complete an initial business combination.

Promissory Note — Related Party

Prior to the closing of the initial public offering, FinTech Investor Holdings III loaned us $229,625 for expenses related to our formation and the initial public offering. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2018 or the closing of the initial public offering. The loan was repaid upon the closing of the initial public offering on November 20, 2018.

Related Party Loans

In order to fund working capital requirements and finance transaction costs in connection with an intended initial business combination our sponsor, members of our management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds to fund our additional working capital requirements and transaction costs. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be converted into additional warrants at $1.00 per warrant of the post-business combination entity at the option of the lender. The warrants would be identical to the placement warrants issued to our sponsor. There were no working capital loans outstanding as of December 31, 2018.

Registration Rights

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the founder shares, placement units (including any securities contained therein) and the warrants that may be issued upon conversion of loans made by our sponsor, members of our management team or any of their respective affiliates or other third parties, if any, are entitled to registration rights to require us to register a sale of any of our securities held by them (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Services

Commencing on November 16, 2018, we pay an amount equal to $10,000 per month to our sponsor or its affiliate for office space, utilities, secretarial support and administrative services provided to us.

 Trust Account Indemnification

Daniel G. Cohen has agreed that, if the trust account is liquidated without the consummation of a business combination, he will indemnify us to the extent any claims by a third party for services rendered or products sold to us, or any claims by a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except for any claims by any third party who executed a waiver of any and all rights to seek access to the trust account, regardless of whether such waiver is enforceable, and except for claims arising from our obligation to indemnify the underwriters of the initial public offering pursuant to the underwriting agreement. We have not independently verified whether Mr. Cohen has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Cohen to reserve for such obligations and he may not be able to satisfy those obligations. We believe the likelihood of Mr. Cohen having to indemnify the trust account is limited because we endeavor to have all third parties that provide products or services to us and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Conflicts of Interest

In general, officers and directors of a Delaware corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to us or any of our officers or directors or in circumstances that would conflict with any current or future fiduciary duties or contractual obligations.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present the opportunity to such entity prior to presenting the opportunity to us or, if he or she is subject to a non-compete obligation that includes business opportunities, he or she may be prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, before the opportunity may be presented to us:

Individual	Entity	Affiliation
Betsy Z. Cohen	International Money Express, Inc. (formerly FinTech Acquisition Corp. II)	Director Observer

Daniel G. Cohen	The Bancorp, Inc. Cohen & Company Inc. J.V.B. Financial Group, LLC	Director Chairman Affiliate

James J. McEntee, III	The Bancorp, Inc.	Director

Mei-Mei Tuan	The Bancorp, Inc.	Director
	Notch Partners LLC	Co-Founder, Co-Owner, Managing Partner and Chairman
	Trewstar LLC	Managing Director

Pawneet Abramowski	PARC Solutions LLC	Founder and Principal

Jan Hopkins Trachtman	Franklin Templeton Funds	Director
	The Jan Hopkins Group	President

Madelyn Antoncic	S&P Global Ratings	Director

Messrs. Cohen, McEntee and Ms. Tuan are directors of Bancorp, a financial holding company, and its subsidiary bank, Bancorp Bank, which provide banking and other financial services, including prepaid and debit cards, private label banking, healthcare accounts and merchant card processing. As such, they are required to present corporate opportunities relating to the current business of Bancorp and Bancorp Bank, as well as businesses that may be undertaken by a financial holding company under federal banking law, prior to presenting them to us.

Mr. Cohen is also an executive and/or director of Cohen & Company, a financial services company specializing in credit-related fixed income investments, including fixed income sales, trading and financing, and management of fixed income assets. As such, Mr. Cohen is obligated to present corporate opportunities relating to such businesses to the respective companies prior to presenting those opportunities to us.

We do not believe that any of the foregoing pre-existing fiduciary duties will materially affect our ability to consummate our initial business combination because, although the foregoing entities are involved in the financial services industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses.

Messrs. Cohen, McEntee and Ms. Tuan are affiliated with Bancorp, and Mr. Cohen is the son of Mrs. Cohen. These relationships may influence the roles taken by our officers and directors with respect to us. In particular, one of our directors or officers may be less likely to object to a course of action with respect to our activities because it may jeopardize his or her relationships with the others.

Each of our officers and directors may become involved with subsequent blank check companies similar to our company although, pursuant to a letter agreement, (a) each director and officer has agreed not to participate in the formation of, or become an officer or director of, any blank check company focused on seeking businesses providing technological services to the financial services industry and (b) each officer has agreed not to serve as an officer or other employee of a blank check company, in each case until we have entered into a definitive agreement regarding our initial business combination, failed to complete our initial business combination by November 20, 2020 or liquidated prior to November 20, 2020.

Director Independence

The Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Mses. Abramowski, Tuan, Hopkins Trachtman, Ezzes and Antoncic are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the year ended December 31, 2018 and the period ended December 31, 2017. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017 totaled $78,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017.

Tax Fees

We did not pay Withum for tax planning and tax advice for the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017.

All Other Fees

We did not pay Withum for other services for the year ended December 31, 2018 and for the period from March 20, 2017 (inception) through December 31, 2017.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee was formed upon the consummation of the initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements: The financial statements required by this Item 15(a)(1) are set forth in “Item 8. Financial Statements and Supplementary Data”

(2)	Financial Statements Schedule

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company. Copies of the exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 15, 2018, between the Company and Cantor Fitzgerald & Co.(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 16, 2018(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated November 15, 2018, between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Letter Agreement, dated November 15, 2018, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated November 15, 2018, between the Company and Cohen Sponsor Interests III, LLC(1)
10.3	Placement Unit Subscription Agreement, dated November 9, 2018 between the Company and FinTech Investor Holdings III, LLC and 3FIII, LLC(1)
10.4	Placement Unit Subscription Agreement, dated November 15, 2018 between the Company and Cantor Fitzgerald & Co.(1)
10.5	Investment Management Trust Account Agreement, dated November 15, 2018, between Continental Stock Transfer & Trust Company and the Company(1)
10.6	Registration Rights Agreement, dated November 15, 2018, between the Company and certain security holders of the Company(1)
10.7	Form of Indemnity Agreement(2)
10.8	Promissory Note for expenses prior to initial public offering expenses from FinTech Investor Holdings III, LLC to Registrant(2)
10.9	Letter Agreement with Deutsche Bank Securities Inc.(2)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 21, 2018
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-227951)

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. III

Dated: March 27, 2019	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	March 27, 2019
Daniel G. Cohen	(Principal Executive Officer)

/s/ James J. McEntee, III	President and Chief Financial Officer	March 27, 2019
James J. McEntee, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Betsy Z. Cohen	Chairman of the Board	March 27, 2019
Betsy Z. Cohen

/s/ Mei-Mei Tuan	Director	March 27, 2019
Mei-Mei Tuan

/s/ Pawneet Abramowski	Director	March 27, 2019
Pawneet Abramowski

/s/ Jan Hopkins Trachtman	Director	March 27, 2019
Jan Hopkins Trachtman

/s/ Brittain Ezzes	Director	March 27, 2019
Brittain Ezzes

/s/ Madelyn Antoncic	Director	March 27, 2019
Madelyn Antoncic