Form 10-Q
period 2019-03-31
Fintech Acquisition Corp. III
filed 2019-05-14
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38744

FINTECH ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Delaware	82-0895994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA 19104
(Address of Principal Executive Offices, including zip code)

(215) 701-9555
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FTAC	Nasdaq Capital Market
Warrants, each to purchase one share of Class A Common Stock	FTACW	Nasdaq Capital Market
Units, each consisting of one share of Class A Common Stock and one- half of one Warrant	FTACU	Nasdaq Capital Market

As of May 13, 2019, there were 35,430,000 shares of Class A common stock, $0.0001 par value, and 8,857,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

FINTECH ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash	$1,823,014	$2,300,398
Prepaid expenses	133,004	92,496
Total Current Assets	1,956,018	2,392,894

Cash and marketable securities held in Trust Account	347,937,671	345,940,028
Total Assets	$349,893,689	$348,332,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$114,333	$111,269
Income taxes payable	609,879	182,026
Total Current Liabilities	724,212	293,295

Deferred underwriting fee payable	14,700,000	14,700,000
Total Liabilities	15,424,212	14,993,295

Commitments

Common stock subject to possible redemption, 32,946,947 and 32,833,962 shares at redemption value as of March 31, 2019 and December 31, 2018, respectively	329,469,473	328,339,620

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,483,053 and 2,596,038 issued and outstanding (excluding 32,946,947 and 32,833,962 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	248	260
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of March 31, 2019 and December 31, 2018	886	886
Additional paid-in capital	3,327,115	4,456,956
Retained earnings	1,671,755	541,905
Total Stockholders’ Equity	5,000,004	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$349,893,689	$348,332,922

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$512,829	$809
Loss from operations	(512,829)	(809)

Other income:
Interest earned on marketable securities held in Trust Account	2,070,532	—

Income (loss) before provision for income taxes	1,557,703	(809)
Provision for income taxes	(427,853)	—
Net Income (Loss)	$1,129,850	$(809)

Weighted average shares outstanding of Class A redeemable common stock	34,500,000	—
Basic and diluted net income per share, Class A	$0.05	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,857,500	7,732,500
Basic and diluted net loss per share, Class A and Class B	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid	Notes Receivable from	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Stockholder	Deficit	(Deficit)
Balance – January 1, 2018	—	$—	8,857,500	$886	$24,114	$(25,000)	$(1,057)	$(1,057)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—	(809)	(809)

Balance – March 31, 2018 (unaudited)	—	$—	8,857,500	$886	$24,114	$—	$(1,866)	$23,134

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2019	2,596,038	$260	8,857,500	$886	$4,456,956	$541,905	$5,000,007

Change in value of common stock subject to possible redemption	(112,985)	(12)	—	—	(1,129,841)	—	(1,129,853)

Net income	—	—	—	—	—	1,129,850	1,129,850

Balance – March 31, 2019 (unaudited)	2,483,053	$248	8,857,500	$886	$3,327,115	$1,671,755	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$1,129,850	$(809)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,070,532)
Changes in operating assets and liabilities:
Prepaid expenses	(40,508)	—
Accounts payable and accrued expenses	3,064	(350)
Income taxes payable	427,853	—
Net cash used in operating activities	(550,273)	(1,159)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	72,889	—
Net cash provided by investing activities	72,889	—

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from stockholder	—	25,000
Payment of offering costs	—	(43,625)
Proceeds from promissory note - related party	—	20,125
Net cash provided by financing activities	—	1,500

Net Change in Cash	(477,384)	341
Cash – Beginning of period	2,300,398	—
Cash – End of period	$1,823,014	$341

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,129,853	$—
Offering costs included in accrued offering costs	$—	$46,532

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

At March 31, 2019, the Company had not yet commenced operations. All activity through March 31, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 930,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to FinTech Investor Holdings III, LLC, FinTech Masala Advisors, LLC, 3FIII, LLC (collectively, the “Sponsors”) and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $9,300,000, which is described in Note 4. The manager of each of the Sponsors is Cohen Sponsor Interests III, LLC.

Transaction costs amounted to $21,527,278, consisting of $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees and $827,278 of other costs, which were charged to stockholders’ equity upon the closing of the Initial Public Offering. As of March 31, 2019, $1,823,014 of cash was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on November 20, 2018, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (“Trust Account”) and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination by November 20, 2020 (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $1,823,014 in its operating bank accounts, $347,937,671 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $1,232,000. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next twelve months following the date from when the financial statements are issued.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 28, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, 32,946,947 and 32,833,962 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $21,527,278 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $127,000 and $30,000, respectively, which had a full valuation allowance recorded against it of approximately $127,000 and $30,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of approximately $428,000 and $0, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2019 was approximately 27% which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, of approximately $1,600,000 by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

On August 22, 2018, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B, and to convert the outstanding Founder Shares into shares of Class B common stock. The Founder Shares will automatically convert into shares of Class A common stock upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 7. Also on August 22, 2018, FinTech Investor Holdings III, LLC contributed back to the Company, for no consideration, 2,040,833 Founder Shares. On October 19, 2018, the Company completed an approximate 0.04847021 stock dividend of its common stock and FinTech Investor Holdings III, LLC transferred an aggregate of 125,000 Founder Shares to the Company’s independent directors. Additionally, on November 15, 2018, the Company completed an approximate 0.0883121 stock dividend of its common stock. As a result of the foregoing transactions, the Sponsors and the Company’s directors held 8,857,500 Founder Shares, of which 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,125,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2019, the Company incurred $30,000 in fees for these services. At March 31, 2019 and December 31, 2018, $0 and $15,000, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Consulting Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $21,000.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 2,483,053 and 2,596,038 shares of Class A common stock issued or outstanding, excluding 32,946,947 and 32,833,962 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2019 and December 31, 2018, there were 8,857,500 shares of Class B common stock issued and outstanding, respectively.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

8. FAIR VALUE MEASUREMENTS

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2019, assets held in the Trust Account were comprised of $8,055 in cash and $347,929,616 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $1,216,998 in cash and $344,723,030 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at March 31, 2019 and December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
March 31, 2019	U.S. Treasury Securities (Mature on 5/23/2019)	$347,929,616	$34,772	$347,964,388

December 31, 2018	U.S. Treasury Securities (Mature on 5/23/2019)	$344,723,030	$(32,510)	$344,690,520

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to FinTech Acquisition Corp. III; references to our “management” or our “management team” refer to our officers and directors; and references to the “Sponsors” refers to FinTech Investor Holdings III, LLC, FinTech Masala Advisors, LLC and 3FIII, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Actand Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had net income of $1,129,850, which consisted of interest income on marketable securities held in the Trust Account of $2,070,532, offset by operating costs of $512,829 and a provision for income taxes of $427,853.

For the three months ended March 31, 2018, we had a net loss of $809, which consisted of operating costs of $809.

Liquidity and Capital Resources

On November 20, 2018, we consummated the Initial Public Offering of 34,500,000 Units at a price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 930,000 Placement Units to the Sponsors and Cantor at a price of $10.00 per Unit, generating gross proceeds of $9,300,000.

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

For the three months ended March 31, 2019, cash used in operating activities was $550,273, resulting primarily from net income of $1,129,850 and interest earned on marketable securities held in the Trust Account of $2,070,532. Changes in operating assets and liabilities provided $390,409 of cash from operating activities.

For the three months ended March 31, 2018, cash used in operating activities was $1,159, resulting primarily from a net loss of $809. Changes in operating assets and liabilities used $350 of cash from operating activities.

At March 31, 2019, we had cash and marketable securities held in the Trust Account of $347,937,671. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At March 31, 2019, we had cash of $1,823,014 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. To date, there are no working capital loans outstanding.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 28, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 28, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On November 20, 2018, we sold 930,000 Placement Units in the private placement for an aggregate purchase price of $9,300,000, or $10.00 per Unit, to the Sponsors (830,000 Placement Units) and Cantor (100,000 Placement Units), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of Class A common stock and one-half of one placement warrant. The placement warrants are identical to the warrants included in the Units issued in the Initial Public Offering, except that, if held by Cantor, the Sponsors or their permitted transferees, (a) they are not redeemable by the Company, (b) they (including the underlying Class A common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial Business Combination, subject to certain limited exceptions, and (c) they may be exercised on a cashless basis. In addition, for so long as the placement warrants are held by Cantor or its designees, they may not be exercised after November 15, 2023. No underwriting discounts or commissions were paid with respect to the private placement.

Use of Proceeds

On November 20, 2018, we sold 34,500,000 Units in our Initial Public Offering at a price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of our Class A common stock and one-half of one warrant, where each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

Cantor (as representative of the underwriters) and Northland Capital Markets served as the underwriters for the Initial Public Offering. The Units sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-227951), which was declared effective by the SEC on November 15, 2018.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 13, 2019, the Company entered into Amendment No. 1 to the Letter Agreement made as of November 15, 2018 by and among the Company and certain security holders, officers and directors of the Company. Pursuant to the Amendment, the officers and directors of the Company are permitted to engage in certain limited formation activities with respect to, and serve as officers and directors of, any blank check company, prior to the time those activities would have been permitted to be undertaken by the officers and directors under the terms of the Letter Agreement.  The foregoing description of the Amendment to the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is attached as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Amendment No. 1 to Letter Agreement dated as of May 13, 2019
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. III

Date: May 13, 2019	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2019	/s/ James J. McEntee, III
	Name:	James J. McEntee, III
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)