Form 10-Q
period 2019-06-30
Fintech Acquisition Corp. III
filed 2019-08-14
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, there were 35,430,000 shares of Class A common stock, $0.0001 par value, and 8,857,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. III

Quarterly Report on Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

FINTECH ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets
Cash	$1,484,472	$2,300,398
Prepaid expenses	114,545	92,496
Prepaid income taxes	11,204	—
Total Current Assets	1,610,221	2,392,894

Cash and marketable securities held in Trust Account	348,975,701	345,940,028
Total Assets	$350,585,922	$348,332,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$170,071	$111,269
Income taxes payable	—	182,026
Total Current Liabilities	170,071	293,295

Deferred underwriting fee payable	14,700,000	14,700,000
Total Liabilities	14,870,071	14,993,295

Commitments

Common stock subject to possible redemption, 33,071,585 and 32,833,962 shares at redemption value as of June 30, 2019 and December 31, 2018, respectively	330,715,850	328,339,620

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,358,415 and 2,596,038 issued and outstanding (excluding 33,071,585 and 32,833,962 shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively	236	260
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of June 30, 2019 and December 31, 2018	886	886
Additional paid-in capital	2,080,750	4,456,956
Retained earnings	2,918,129	541,905
Total Stockholders’ Equity	5,000,001	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,585,922	$348,332,922

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating costs	$391,875	$350	$854,704	$1,109
Franchise taxes	50,000	250	100,000	300
Loss from operations	(441,875)	(600)	(954,704)	(1,409)

Other income:
Interest earned on marketable securities held in Trust Account	2,123,733	—	4,194,265	—

Income (loss) before provision for income taxes	1,681,858	(600)	3,239,561	(1,409)
Provision for income taxes	(435,484)	—	(863,337)	—
Net Income (Loss)	$1,246,374	$(600)	$2,376,224	$(1,409)

Weighted average shares outstanding of Class A redeemable common stock	34,500,000	—	34,500,000	—
Basic and diluted net income per share, Class A	$0.05	$—	$0.09	$—

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	8,857,500	7,732,500 (1)	8,857,500	7,732,500 (1)
Basic and diluted net loss per share, Class A and Class B	$(0.04)	$(0.00)	$(0.10)	$(0.00)

(1)	Excluded an aggregate of 1,125,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Class A Common Stock		Class B Common Stock		Additional Paid	Note Receivable from	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Stockholder	Deficit	(Deficit)
Balance – December 31, 2017	—	$—	8,857,500	$886	$24,114	$(25,000)	$(1,057)	$(1,057)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—	(809)	(809)

Balance – March 31, 2018 (unaudited)	—	—	8,857,500	886	24,114	—	(1,866)	23,134

Net loss	—	—	—	—	—	—	(600)	(600)

Balance – June 30, 2018 (unaudited)	—	$—	8,857,500	$886	$24,114	$—	$(2,466)	$22,534

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Earnings	Equity
Balance – December 31, 2018	2,596,038	$260	8,857,500	$886	$4,456,956	$541,905	$5,000,007

Change in value of common stock subject to possible redemption	(112,985)	(12)	—	—	(1,129,841)	—	(1,129,853)

Net income	—	—	—	—	—	1,129,850	1,129,850

Balance – March 31, 2019 (unaudited)	2,483,053	248	8,857,500	886	3,327,115	1,671,755	5,000,004

Change in value of common stock subject to possible redemption	(124,638)	(12)	—	—	(1,246,365)	—	(1,246,377)

Net income	—	—	—	—	—	1,246,374	1,246,374

Balance – June 30, 2019 (unaudited)	2,358,415	$236	8,857,500	$886	$2,080,750	$2,918,129	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$2,376,224	$(1,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,194,265)
Changes in operating assets and liabilities:
Prepaid expenses	(22,049)	—
Prepaid income taxes	(11,204)
Accounts payable and accrued expenses	58,802	(350)
Income taxes payable	(182,026)	—
Net cash used in operating activities	(1,974,518)	(1,759)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,158,592	—
Net cash provided by investing activities	1,158,592	—

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from stockholder	—	25,000
Proceeds from promissory note - related party	—	25,125
Payment of offering costs	—	(43,625)
Net cash provided by financing activities	—	6,500

Net Change in Cash	(815,926)	4,741
Cash – Beginning of period	2,300,398	—
Cash – End of period	$1,484,472	$4,741

Supplemental cash flow information:
Cash paid for income taxes	$1,056,567	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$2,376,230	$—
Offering costs included in accrued offering costs	$—	$59,444

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

At June 30, 2019, the Company had not yet commenced operations. All activity through June 30, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $21,527,278, consisting of $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees and $827,278 of other costs, which were charged to stockholders’ equity upon the closing of the Initial Public Offering. As of June 30, 2019, $1,484,472 of cash was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2019

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

The Insiders and Cantor have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination; (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as public stockholders with respect to any Public Shares it acquires. The underwriters have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2019, the Company had $1,484,472 in its operating bank account, $348,975,701 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $1,440,000. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next twelve months following the date from when the financial statements are issued.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 28, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

JUNE 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and December 31, 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and December 31, 2018, 33,071,585 and 32,833,962 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $21,527,278 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $209,000 and $30,000, respectively, which had a full valuation allowance recorded against it of approximately $209,000 and $30,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $435,000 and $863,000, respectively, primarily related to interest income earned on the Trust Account. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2018. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 25% and 27%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, of approximately $1,600,000 and $3,200,000 for the three and six months ended June 30, 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the three and six months ended June 30, 2019, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2019 and December 31, 2018, $0 and $15,000 in such fees, respectively, is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. To date, there are no borrowings under the working capital loans.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 15, 2018, the holders of the Founder Shares, Placement Units (including securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Consulting Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $77,000. For the three and six months ended June 30, 2019, the Company incurred $127,283 and $264,158, respectively, of consulting fees.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 2,358,415 and 2,596,038 shares of Class A common stock issued or outstanding, excluding 33,071,585 and 32,833,962 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At June 30, 2019 and December 31, 2018, there were 8,857,500 shares of Class B common stock issued and outstanding, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

At June 30, 2019, assets held in the Trust Account were comprised of $62,620 in cash and $348,913,081 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $1,216,998 in cash and $344,723,030 in U.S. Treasury Bills.

During the six months ended June 30, 2019, the Company withdrew $1,158,592 of interest earned on the Trust Account to pay its franchise and income taxes.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 and December 31, 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
June 30, 2019	U.S. Treasury Securities (Mature on 11/21/19)	$348,913,081	$306,741	$349,219,822

December 31, 2018	U.S. Treasury Securities (Mature on 5/23/2019)	$344,723,030	$(32,510)	$344,690,520

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2019, we had net income of $1,246,374, which consisted of interest income on marketable securities held in the Trust Account of $2,123,733, offset by operating costs of $391,875, franchise taxes of $50,000 and a provision for income taxes of $435,484.

For the six months ended June 30, 2019, we had net income of $2,376,224, which consisted of interest income on marketable securities held in the Trust Account of $4,194,265, offset by operating costs of $854,704, franchise taxes of $100,000 and a provision for income taxes of $863,337.

For the three months ended June 30, 2018, we had a net loss of $600, which consisted of operating costs of $350 and franchise taxes of $250.

For the six months ended June 30, 2018, we had a net loss of $1,409, which consisted of operating costs of $1,109 and franchise taxes of $300.

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

For the six months ended June 30, 2019, cash used in operating activities was $1,974,518, resulting primarily from net income of $2,376,224 and interest earned on marketable securities held in the Trust Account of $4,194,265. Changes in operating assets and liabilities used $156,477 of cash from operating activities.

For the six months ended June 30, 2018, cash used in operating activities was $1,759, resulting primarily from a net loss of $1,409. Changes in operating assets and liabilities used $350 of cash from operating activities.

At June 30, 2019, we had cash and marketable securities held in the Trust Account of $348,975,701. During the six months ended June 30, 2019, we withdrew $1,158,592 of interest earned on the Trust Account to pay our franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At June 30, 2019, we had cash of $1,484,472 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. To date, there are no borrowings under the working capital loans.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

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

FINTECH ACQUISITION CORP. III

Date: August 14, 2019	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	/s/ James J. McEntee, III
	Name:	James J. McEntee, III
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)