Form 10-K
period 2019-12-31
Fintech Acquisition Corp. III
filed 2020-03-13
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $338.4 million, based on the number of shares held by non-affiliates and the last reported sales price of the registrant’s Class A common stock as of that date.

As of March 13, 2020, there were 35,430,000 shares of Class A common stock and 8,857,500 shares of Class B common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FinTech Acquisition Corp. III;

●	references to our “sponsor” refer collectively to FinTech Investor Holdings III, LLC, a Delaware limited liability company, FinTech Masala Advisors, LLC, a Delaware limited liability company, and 3FIII, LLC, a Delaware limited liability company. The manager of each entity is Cohen Sponsor Interests III, LLC, a Delaware limited liability company;

●	references to “initial holders” or “initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	references to “founder shares” are to 8,857,500 shares of our Class B common stock issued by us to our initial stockholders;

●	references to our “initial public offering” means the initial public offering of 34,500,000 of our units, each unit consisting of one share of our Class A common stock and one-half of one warrant, where each whole warrant entitles the holder to purchase one share of our Class A common stock, which was consummated on November 20, 2018.

●	references to our “management” or our “management team” refer to our officers and certain of our directors;

●	references to our “public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders, Cantor Fitzgerald and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 930,000 units purchased by our sponsor (830,000 units) and Cantor Fitzgerald (100,000 units), which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $9.3 million;

●	references to “placement units” are to the 930,000 units purchased by our sponsor and Cantor Fitzgerald in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	references to “placement shares” are to an aggregate of 930,000 shares of our Class A common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 465,000 shares of our Class A common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement; and

●	references to “trust account” are to the trust account into which $345,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

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

At December 31, 2019, we had not yet commenced operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering, and identifying a target company for our initial business combination.

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

Business Strategy

We have sought to capitalize on the significant financial services, financial technology and banking experience and contacts of Daniel G. Cohen, our Chief Executive Officer, Betsy Z. Cohen, our Chairman of the Board, and James J. McEntee, III, our President and Chief Financial Officer, and our board of directors to identify, evaluate, acquire and operate a financial technology business, although we may pursue a business combination outside that industry.

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

Mr. Cohen, with over 20 years of experience in financial services and financial technology, is a founder, the former Chief Executive Officer and the current Chairman of The Bancorp, Inc. (NASDAQ: TBBK), which we refer to as Bancorp, a financial holding company with over $5.7 billion of total assets as of December 31, 2019, whose principal subsidiary is The Bancorp Bank, that provides a wide range of commercial and retail banking products and services to both regional and national markets. Bancorp’s customers access its banking services through its website and obtain cash withdrawals from automated teller machines. Bancorp provides affinity banking services to members and employees of organizations or businesses under the name of and through the website of such organization or business, and has developed extensive systems for processing debit and credit card transactions and providing prepaid (or stored value) card services. Mr. Cohen also served as Chief Executive Officer, President and a director of FinTech I until the FinTech I Acquisition, and as Chief Executive Officer and a director of FinTech II until the FinTech II Acquisition. Mr. Cohen is the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and serves as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE: COHN), a financial services company with approximately $2.67 billion in assets under management as of September 30, 2019, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets . He is also a past Chief Executive Officer of RAIT Financial Trust, which we refer to as RAIT, a real estate finance company focused on the commercial real estate industry, from December 2006 when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna in February 2009 until his resignation from that position in February 2010. From 1998 to 2000, Mr. Cohen served as the Chief Operation Officer and Resource America, Inc., formerly a publicly traded asset management company with interests in energy, real estate and financial services. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank and subsidiary of JeffBanks, Inc., a publicly traded bank holding company, which we refer to as JeffBanks, acquired by Hudson United Bancorp in 1999.

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

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $10,000 per month for office space, utilities, secretarial support and administrative services, and (iv) to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination. None of the initial holders, our officers, our directors or any entity with which they are affiliated will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares of Class A common stock upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing deferred underwriting commissions and interest earned on the trust account not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.20 per public share (based on the trust account balance as of December 31, 2019). There will be no redemption rights upon the consummation of our initial business combination with respect to our warrants. The initial holders, our officers and directors and Cantor Fitzgerald have agreed to waive their redemption rights with respect to their founder shares and placement shares, as applicable, (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020 and (iii) if we fail to consummate a business combination by November 20, 2020 or if we liquidate prior to November 20, 2020. The initial holders and our directors and officers have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 20, 2020. However, the initial holders and our directors and officers will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate by November 20, 2020. Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires.

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

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 20.0% or more of the shares sold in the initial public offering without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20.0% or more of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20.0% of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20.0% of the shares sold in the initial public offering) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

As a result of this obligation and Mr. Cohen’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, Mr. Cohen may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.00 per public share, and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third-party claims.

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

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

We are required to evaluate and report on our internal control procedures over Financial reporting for the fiscal year ended December 31, 2019 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2019, we had $450,998 in cash held outside the trust account and working capital of approximately $348,000 (excluding prepaid income taxes). We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Until the consummation of a business combination, we will be using funds held outside of the trust account for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a business combination. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a business combination. Moreover, we may need to obtain additional financing either to complete a business combination or because we become obligated to redeem a significant number of our public shares upon completion of a business combination. These factors, among others, raise substantial doubt about our ability to continue as a going concern through November 20, 2020, the scheduled liquidation date of the Company. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

We must complete our initial business combination by November 20, 2020. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination by November 20, 2020, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, you may receive only $10.20 per share from our redemption of your shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.20 per share (based on the trust account balance as of December 31, 2019) from our redemption of our shares, and our warrants will expire worthless.

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

Of the net proceeds of the initial public offering and the sale of the placement units, only $450,998 was available to us as of December 31, 2019 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

We will seek to consummate a business combination with an operating company in the financial technology industry, but may also pursue acquisition opportunities in other business sectors or geographic regions, except that we are not, under our amended and restated certificate of incorporation, permitted to effectuate a business combination with another blank check company or similar company with nominal operations. Because we have not yet identified any specific target business with respect to a business combination, you have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. If we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations of the entity with which we combine. Because we will seek to acquire businesses that potentially need financial, operational, strategic or managerial redirection, we may be affected by the risks inherent in the business and operations of a financially or operationally unstable entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share (based on the trust account balance as of December 31, 2019) on our redemption, and our warrants will expire worthless.

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

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share (based on the trust account balance as of December 31, 2019) from our redemption of their shares and our warrants will expire worthless.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share on our redemption.

Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.20 per share (based on the trust account balance as of December 31, 2019) on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

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

Holders of founder shares and placement units (excluding placement units held by Cantor Fitzgerald) own 21.9% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder shares are not restricted from purchasing Class A common stock in the aftermarket or in privately negotiated transactions, which would increase their control. The holders of founder shares do not have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by the initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. At each annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that holders of founder shares and purchasers of placement units will continue to exert control at least until the consummation of our initial business combination.

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

The Sarbanes-Oxley Act requires that we maintain a system of internal controls over Financial reporting and that we evaluate and report on such system of internal controls over Financial reporting. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls over Financial reporting audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls over Financial reporting. The development of the internal controls over Financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

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

Holders

On March 9, 2020, the numbers of record holders of the Company’s Class A common stock, units and warrants were 1, 4 and 1, respectively, not including beneficial holders whose securities are held in street name.

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

We incurred a total of $21,527,278 in transaction costs related to the initial public offering. We paid a total of $6,000,000 in underwriting discounts and commissions and $827,278 in other costs and expenses related to the initial public offering. In addition, the underwriters agreed to defer $14,700,000 in underwriting discounts and commissions (which is currently held in the trust account), which will be payable only upon consummation of an initial business combination.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018
Income Statement Data:
Loss from operations	$(2,064,700)	$(215,040)
Net income	4,275,919	542,963

	December 31, 2019	December 31, 2018
Balance Sheet Data:
Cash	$450,998	$2,300,398
Cash and marketable securities held in Trust Account	351,859,705	345,940,028
Total assets	352,557,952	348,332,922
Total liabilities	14,942,406	14,993,295
Common stock subject to possible redemption	332,615,540	328,339,620
Total stockholders’ equity	5,000,006	5,000,007

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2019 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2019, we had net income of $4,275,919, which consisted of interest income on marketable securities held in the trust account of $7,977,405, offset by operating costs of $1,864,650, franchise taxes of $200,050 and a provision for income taxes of $1,636,786.

For the year ended December 31, 2018, we had net income of $542,962, which consisted of interest income on marketable securities held in the trust account of $940,028, offset by operating costs of $141,801, franchise taxes of $73,239 and a provision for income taxes of $182,026.

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

Following the initial public offering and the sale of the placement units, a total of $345,000,000 was placed in the trust account. We incurred $21,527,278 in transaction costs related to the initial public offering, including $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees and $827,278 of other costs.

For the year ended December 31, 2019, cash used in operating activities was $3,907,128, resulting primarily from net income of $4,275,919 and interest earned on marketable securities held in the trust account of $7,977,405. Changes in operating assets and liabilities used $205,642 of cash from operating activities.

For the year ended December 31, 2018, cash used in operating activities was $197,324, resulting primarily from net income of $542,962 and interest earned on marketable securities held in the trust account of $940,028. Changes in operating assets and liabilities provided $199,742 of cash from operating activities.

At December 31, 2019, we had cash and marketable securities held in the trust account of $351,859,705. During the year ended December 31, 2019, we withdrew $2,057,728 of interest earned on the trust account to pay our franchise and income tax obligations. We intend to use substantially all of the funds held in the trust account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At December 31, 2019, we had cash of $450,998 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a business combination.

On March 6, 2020, we entered into a convertible promissory with our Chairman of the Board and our Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which we consummate a business combination. If we do not consummate a business combination, we may use a portion of any funds held outside the trust account to repay the Promissory Note; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the placement warrants. On March 6, 2020, we borrowed $500,000 under the Promissory Note.

Liquidity and Going Concern

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors, members of our management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. To date, there are no borrowings under the working capital loans.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through November 20, 2020, our scheduled liquidation date.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsors a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services provided to us. We began incurring these fees on November 15, 2018 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

We have an agreement to pay the underwriters a deferred fee of $14,700,000, which will become payable to the representative of the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

In addition, we have arrangements with third party consultants to provide services to us relating to the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $74,000.

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

As of December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of the initial public offering, the net proceeds of the initial public offering, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following table presents summarized unaudited quarterly financial data for each of the four quarters for the years ended December 31, 2019 and 2018. The data has been derived from the Company’s unaudited financial statements that, in management’s opinion, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the financial statements and notes thereto. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2019
Loss from operations	$(512,829)	$(441,875)	$(523,462)	$(586,534)
Interest income	$2,070,532	$2,123,733	$2,035,795	$1,747,345
Net income	$1,129,850	$1,246,374	$1,095,316	$804,379
Basic and diluted income per share, Class A redeemable common stock	$0.05	$0.05	$0.05	$0.04
Basic and diluted loss per share, Class A and Class B non-redeemable common stock	$(0.05)	$(0.04)	$(0.05)	(0.05)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2018
Loss from operations	$(809)	$(600)	$(749)	$(212,882)
Interest income	$—	$—	$—	$940,028
Net (loss) income	$(809)	$(600)	$(749)	$545,120
Basic and diluted income per share, Class A redeemable common stock	$—	$—	$—	$0.02
Basic and diluted loss per share, Class A and Class B non-redeemable common stock	$(0.00)	$(0.00)	$(0.00)	(0.01)

FINTECH ACQUISITION CORP. III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

FinTech Acquisition Corp. III

Opinion on the Financial Statements

We have audited the accompanying balance sheets of FinTech Acquisition Corp. III (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by November 20, 2020, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 13, 2020

FINTECH ACQUISITION CORP. III

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$450,998	$2,300,398
Prepaid income taxes	107,755	—
Prepaid expenses	139,494	92,496
Total Current Assets	698,247	2,392,894

Cash and marketable securities held in Trust Account	351,859,705	345,940,028
Total Assets	$352,557,952	$348,332,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$242,406	$111,269
Income taxes payable	—	182,026
Total Current Liabilities	242,406	293,295

Deferred underwriting fee payable	14,700,000	14,700,000
Total Liabilities	14,942,406	14,993,295

Commitments and Contingencies

Common stock subject to possible redemption, 33,261,554 and 32,833,962 shares at redemption value as of December 31, 2019 and 2018, respectively	332,615,540	328,339,620

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,168,446 and 2,596,038 issued and outstanding (excluding 33,261,554 and 32,833,962 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	217	260
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of December 31, 2019 and 2018, respectively	886	886
Additional paid-in capital	181,079	4,456,956
Retained earnings	4,817,824	541,905
Total Stockholders’ Equity	5,000,006	5,000,007
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,557,952	$348,332,922

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018

Operating costs	$1,864,650	$141,801
Franchise taxes	200,050	73,239
Loss from operations	(2,064,700)	(215,040)

Other income:
Interest earned on marketable securities held in Trust Account	7,977,405	940,028

Income before provision for income taxes	5,912,705	724,988
Provision for income taxes	(1,636,786)	(182,026)
Net income	$4,275,919	$542,962

Weighted average shares outstanding of Class A redeemable common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.18	$0.02

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,787,500	9,787,500
Basic and diluted net loss per share, Class A and Class B	$(0.19)	$(0.01)

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Notes Receivable from	Retained Earnings/ (Accumulated	Total Stockholders’ Equity/
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit)	(Deficit)
Balance – December 31, 2017	—	$—	8,857,500	$886	$24,114	$(25,000)	$(1,057)	$(1,057)

Collection of stock subscription receivable from stockholder	—	—	—	—	—	25,000	—	25,000

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	323,469,272	—	—	323,472,722

Sale of 930,000 Placement Units	930,000	93	—	—	9,299,907		—	9,300,000

Common stock subject to possible redemption	(32,833,962)	(3,283)	—	—	(328,336,337)	—	—	(328,339,620)

Net income	—	—	—	—	—	—	542,962	542,962

Balance – December 31, 2018	2,596,038	260	8,857,500	886	4,456,956	—	541,905	5,000,007

Change in value of common stock subject to possible redemption	(427,592)	(43)	—	—	(4,275,877)	—	—	(4,275,920)

Net income	—	—	—	—	—	—	4,275,919	4,275,919

Balance – December 31, 2019	2,168,446	$217	8,857,500	$886	$181,079	$—	$4,817,824	$5,000,006

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. III

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$4,275,919	$542,962
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,977,405)	(940,028)
Changes in operating assets and liabilities:
Prepaid expenses	(46,998)	(92,496)
Prepaid income taxes	(107,755)	—
Accounts payable and accrued expenses	131,137	110,212
Income taxes payable	(182,026)	182,026
Net cash used in operating activities	(3,907,128)	(197,324)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,057,728	—
Investment of cash into Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	2,057,728	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from collection of stock subscription receivable from stockholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	339,000,000
Proceeds from sale of Placement Units	—	9,300,000
Payment of offering costs	—	(827,278)
Proceeds from promissory note - related party	—	229,625
Repayment of promissory note – related party	—	(229,625)
Net cash provided by financing activities	—	347,497,722

Net Change in Cash	(1,849,400)	2,300,398
Cash – Beginning of period	2,300,398	—
Cash – End of period	$450,998	$2,300,398

Supplemental cash flow information:
Cash paid for income taxes	$1,926,567	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$327,792,150
Change in value of common stock subject to possible redemption	$4,275,920	$547,470
Deferred underwriting fee payable	$—	$14,700,000

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

At December 31, 2019, the Company had not yet commenced operations. All activity through December 31, 2019 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $21,527,278, consisting of $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees and $827,278 of other costs, which were charged to stockholders’ equity upon the closing of the Initial Public Offering. As of December 31, 2019, $450,998 of cash was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2019, the Company had $450,998 in its operating bank account, $351,859,705 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $348,000 (excluding prepaid income taxes).

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may but are not obligated to, loan the Company funds as may be required, up to $1,500,000. Such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants (see Note 4).

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through November 20, 2020, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, 33,261,554 and 32,833,962 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounting to $21,527,278 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $1,837,000 and $255,000, for the years ended December 31, 2019 and 2018, respectively, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

NOTES TO FINANCIAL STATEMENTS

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

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the year ended December 31, 2019 and 2018, the Company incurred $120,000 and $15,000 in fees for these services, respectively. At December 31, 2019 and 2018, $0 and $15,000 in such fees, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $1,500,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant at the option of the holder. The warrants would be identical to the Placement Warrants. To date, there are no borrowings under the working capital loans (see Note 10).

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

Consulting Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $74,000. For the years ended December 31, 2019 and 2018, the Company incurred $723,463 and $39,167, respectively, of consulting fees. As of December 31, 2019 and 2018, $35,208 and $1,078, respectively, remained unpaid and are reflected in accounts payable on the balance sheets.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2019 and 2018, there were 2,168,446 and 2,596,038 shares of Class A common stock issued and outstanding, excluding 33,261,554 and 32,833,962 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At December 31, 2019 and 2018, there were 8,857,500 shares of Class B common stock issued and outstanding.

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

8. INCOME TAX

The Company’s net deferred tax asset as of December 31, 2019 and 2018 was as follows:

	December 31,	December 31,
	2019	2018
Deferred tax asset
Organizational costs/Startup expenses	$421,355	$29,778
Total deferred tax asset	421,355	29,778
Valuation allowance	(421,355)	(29,778)
Deferred tax asset, net of allowance	$—	$—

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

The income tax provision for the years ended December 31, 2019 and 2018 consists of the following:

	December 31,	December 31,
	2019	2018
Federal
Current	$1,636,786	$182,026
Deferred	(391,577)	(29,778)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	391,577	29,778
Income tax provision	$1,636,786	$182,026

As of December 31, 2019 and 2018, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of/or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019 and 2018, the change in the valuation allowance was $391,577 and $29,778, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	0.1%	0.0%
Change in valuation allowance	6.6%	4.1%
Income tax provision	27.7%	25.1%

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

At December 31, 2019, assets held in the Trust Account were comprised of $17,627 in cash and $351,842,078 in U.S. Treasury Bills. At December 31, 2018, assets held in the Trust Account were comprised of $1,216,998 in cash and $344,723,030 in U.S. Treasury Bills.

During the year ended December 31, 2019, the Company withdrew $2,057,728 of interest earned on the Trust Account to pay its franchise and income taxes.

FINTECH ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

The gross holding losses and fair value of held-to-maturity securities at December 31, 2019 and 2018 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
December 31, 2019	U.S. Treasury Securities (Mature on 5/21/2020)	$351,842,078	$(30,765)	$351,811,313

December 31, 2018	U.S. Treasury Securities (Mature on 5/23/2019)	$344,723,030	$(32,510)	$344,690,520

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

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On March 6, 2020, the Company entered into a convertible promissory with its Chairman of the Board and its Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the Placement Warrants. On March 6, 2020, the Company borrowed $500,000 under the Promissory Note.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm, because as an “emerging growth company” under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Z. Cohen*	78	Chairman of the Board
Daniel G. Cohen*	50	Chief Executive Officer
James J. McEntee, III	62	President and Chief Financial Officer
Mei-Mei Tuan	53	Director
Pawneet Abramowski	45	Director
Jan Hopkins Trachtman	72	Director
Brittain Ezzes	44	Director
Madelyn Antoncic	67	Director

* Mr. Cohen is the son of Mrs. Cohen.

Betsy Z. Cohen has served as Chairman of our board of directors since March 2017. Mrs. Cohen served as Chairman of FinTech II’s board of directors from August 2016 until July 2018. She served as a director of FinTech I and its successor, Card Connect Corp., a provider of payment processing solutions to merchants, from November 2013 until May 2017, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, from September 2000 and Chairman of Bancorp Bank from November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust, a real estate investment trust, from its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Mrs. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen also served as a director of Aetna, Inc. (NYSE: AET), an insurance company, from 1994 until May 2018. Our board has determined that Mrs. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

Daniel G. Cohen has served as our Chief Executive Officer since March 2017. Mr. Cohen served as a director and Chief Executive Officer of FinTech II from May 2015 until July 2018. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He has been the Chairman of Bancorp and Chairman of the Executive Committee of Bancorp’s Board of Directors since its inception in 1999. Mr. Cohen is Vice-Chairman of Bancorp Bank’s Board of Directors and Chairman of its Executive Committee. He had previously been Chairman of Bancorp Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been Bancorp Bank’s Chief Executive Officer. Mr. Cohen has served as the Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC, and has, since September 16, 2013, served as the President and Chief Executive of the European Business of Cohen & Company Inc. (NYSE: COHN), a financial services company with approximately $2.67 billion in assets under management as of September 30, 2019, and as President, a director and the Chief Investment Officer of Cohen & Company Inc.’s indirect majority owned subsidiary, Cohen & Company Financial Limited (formerly known as EuroDekania Management Limited), a Financial Conduct Authority regulated investment advisor and broker dealer focusing on the European capital markets. Mr. Cohen served as Vice Chairman of the Board of Directors and of the Board of Managers of Cohen & Company, LLC from September 16, 2013 to February 21, 2018. Mr. Cohen served as the Chief Executive Officer and Chief Investment Officer of Cohen & Company Inc. from December 16, 2009 to September 16, 2013 and as the Chairman of the Board of Directors from October 6, 2006 to September 16, 2013. Mr. Cohen served as the executive Chairman of Cohen & Company Inc. from October 18, 2006 to December 16, 2009. In addition, Mr. Cohen served as the Chairman of the Board of Managers of Cohen & Company, LLC from 2001 to September 16, 2013, as the Chief Investment Officer of Cohen & Company, LLC from October 2008 to September 16, 2013, and as Chief Executive Officer of Cohen & Company, LLC from December 16, 2009 to September 16, 2013. Mr. Cohen served as the Chairman and Chief Executive Officer of J.V.B. Financial Group, LLC (formerly C&Co/PrinceRidge Partners LLC), Cohen & Company Inc.’s indirect broker dealer subsidiary (“JVB”), from July 19, 2012 to September 16, 2013. He previously served as Chief Executive Officer of RAIT from December 2006, when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna Realty Finance Trust from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Mr. Cohen is a member of the Academy of the University of Pennsylvania, a member of the Visiting Committees for the Humanities and a member of the Paris Center of the University of Chicago. Mr. Cohen is also a Trustee of the List College Board of the Jewish Theological Seminary, a member of the board of the Columbia Global Center in Paris, a Trustee of the Paideia Institute and a Trustee of the Arete Foundation.

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

Pawneet Abramowski has served as a director since August 2018. Since January 2020, she has served as the Chief Compliance Officer for Community Federal Savings Bank, a full-service bank focused on retail and payment solutions. She is the founder and principal of PARC Solutions LLC, a risk/compliance advisory services firm providing strategic subject matter expertise on any scale, to Fintech Startups, financial institutions, academia’s on research, and payments firms. Since 2018, Ms. Abramowski has served as an Advisory Director for Quantaverse, a technology firm providing artificial intelligence (AI), machine learning, and data analytics tools in the financial crimes area. Ms. Abramowski is also an Adjunct Professor of Law and Chair of the Executive Committee of the Advisory Board at Case Western Reserve University School of Law’s Financial Integrity Institute since 2017, where she also served as an Academic Director from 2018 to 2019. She served as the Managing Director, Head of Financial Crimes Risk Management and Interim Chief Compliance Officer at Bancorp from 2014 to 2017 and Interim Chief Compliance Officer at Bancorp from 2016 to 2017, building on over 21 years of comprehensive achievements in the public and private sector with special focus in Compliance/Risk Management and law enforcement industries. She has key subject matter expertise spanning anti-money laundering (AML), fraud, sanctions, anti-corruption, regulation, and compliance. Prior to joining Bancorp, from 2006 to 2014, Ms. Abramowski held senior level roles at wall street firms in New York City. Before that she spent three years working in the technology sector and over eight years in the public sector in an investigative and intelligence capacity with municipal, state and federal agencies ending with the Federal Bureau of Investigation. She holds an MBA in Management from Adelphi University Robert B. Willumstad School of Business; an MA in Government and Politics and a BA in Public Administration from St. John’s University. Since 2015 she has also served on the Women’s Board of City Year New York, an education focused nonprofit that partners with public schools in high-poverty communities helping to close gaps in high-need schools by supporting students’ academic and social-emotional development while also providing schools with the additional capacity to enhance school culture and climate. Our board has determined that Ms. Abramowski’s extensive experience in the financial services industry generally, and the financial technology industry in particular, qualifies her to serve as a member of our board of directors.

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

Madelyn Antoncic has served as a director since November 2018. Since December 2019, Ms. Antoncic has served as Managing Partner of Global A.I. Co., a big data company that uses statistical and artificial intelligence models to produce insights, signals and alternative data on sustainability issues. From February 2019 until November 2019, Ms. Antoncic served as the Chief Executive Officer of the Sustainability Accounting Standards Board (SASB), where she oversaw a team charged with developing and maintaining robust, financially material sustainability reporting standards. From October 2015 to October 2017, Ms. Antoncic served as Executive Director and a member of the Operating Committee of Principal Global Investors, a global asset management company. Before that, from July 2011 to July 2015, Ms. Antoncic served as Vice President and Treasurer of the World Bank (WB), where, in addition to her financial responsibilities, she oversaw several technical assistance and capacity building programs working with developing and emerging economies . Ms. Antoncic began her career in 1983 as an Economist at the Federal Reserve Bank of New York, followed by 12 years at Goldman Sachs, holding several leadership roles including more than seven years trading structured mortgage products, two years as a Director at Barclays Capital, and ten years at Lehman Brothers.  Ms. Antoncic is on the Board of Overseers of Weill Cornell Medicine and an independent member of the board of Standard & Poor’s Financial Services LLC, a subsidiary of S&P Global, Inc. She is a Member of the Editorial Board of the Journal of Risk Management in Financial Institutions and is a former member of the Board of Directors of the Girl Scout Council of Greater New York. She holds a Ph.D. in economics with a minor in finance from NYU Stern School, was an Alfred P. Sloan Foundation Doctoral Fellow and has taught economics and finance at Stern’s Graduate and Undergraduate Schools. With leadership and management roles for more than 30 years in large, complex, global financial institutions in both the private and public sector, and as a recognized industry leader and expert on sustainability and systemic risk, our board believes that Ms. Antoncic is well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the Class I directors, consisting of Betsy Z. Cohen, Brittain Ezzes and Madelyn Antoncic, will expire at our annual meeting of stockholders in 2021. The term of office of the Class II directors, consisting of Mei-Mei Tuan, Pawneet Abramowski and Jan Hopkins Trachtman, will expire at our annual meeting of stockholders in 2020.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the financial services industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2019.

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

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any entity with which they are affiliated, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us prior to November 15, 2018 by FinTech Investor Holdings III to cover offering-related and organization expenses, (ii) repayment of loans that our sponsor, members of our management team or any of their respective affiliates or other third parties may make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment), (iii) payments to our sponsor or its affiliate of a total of $10,000 per month for office space, utilities, secretarial support and administrative services, and (iv) to reimburse for any out-of-pocket expenses related to identifying, investigation and completing an initial business combination.  Our audit committee must approve all payments in excess of $5,000 to be made to any initial holder, our sponsor, our directors and officers or our or their affiliates.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee serves or served during the fiscal year ended December 31, 2019, as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our Board or compensation committee.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 9, 2020, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of Class A common stock, Class B common stock and Class A common stock and Class B common stock voting together as a single class, and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting common stock is based on 35,430,000 shares of Class A common stock outstanding and 8,857,500 shares of Class B common stock outstanding, except as otherwise indicated.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Combined Voting Power(2)
Name and Address of Beneficial Owners	Number	% of class	Number	% of class	Number	% of class

Directors and Executive Officers:(1)
Betsy Z. Cohen	–	–	–	–	–	–
Daniel G. Cohen	–	–	–	–	–	–
James J. McEntee, III	–	–	–	–	–	–
Mei-Mei Tuan	–	–	27,208	*	27,208	*
Pawneet Abramowski	–	–	27,208	*	27,208	*
Jan Hopkins Trachtman	–	–	27,208	*	27,208	*
Brittain Ezzes	–	–	27,208	*	27,208	*
Madelyn Antoncic	–	–	27,208	*	27,208	*
All directors and executive officers as a group (eight individuals)	–	–	136,040	1.5%	136,040	*

5% or Greater Beneficial Owners:
Magnetar Financial LLC(3)	2,700,000	7.62%	–	–	2,700,000	6.1%
Angelo, Gordon & Co., L.P.(4)	2,000,000	5.6%	–	–	2,000,000	4.5%
FinTech Investor Holdings III, LLC(5)(6)	425,000	1.2%	1,850,130	20.9%	2,275,130	5.1%
3FIII, LLC(5)(6)	405,000	1.1%	2,203,832	24.9%	2,608,832	5.9%
FinTech Masala Advisors, LLC(5)(6)	–	–	4,667,498	52.7%	4,667,498	10.5%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the following individuals is c/o FinTech Acquisition Corp. III, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.

2.	Represents the percentage of voting power of our Class A common stock and Class B common stock voting together as a single class.

3.	Based on information contained in a Schedule 13G filed on February 14, 2019, Magnetar Financial LLC (“Magnetar Financial”) shares voting and investment power with the following entities and persons: Magnetar Capital Partners LP (“Magnetar Capital Partners”) (2,700,000 shares); Supernova Management LLC (“Supernova”) (2,700,000 shares); and Alex N. Litowitz (2,700,000 shares). Magnetar Financial serves as the investment adviser to the Magnetar Funds (Magnetar Constellation Fund II, Ltd (432,000 shares), Magnetar Constellation Master Fund, Ltd (1,350,000 shares), Magnetar Capital Master Fund Ltd (108,000 shares), Magnetar Xing He Master Fund Ltd (621,000 shares), Magnetar SC Fund Ltd (81,000 shares) and Magnetar Structured Credit Fund, LP (108,000 shares)), and as such, Magnetar Financial exercises voting and investment power over the common shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova is the general partner of Magnetar Capital Partners. The manager of Supernova is Mr. Litowitz. The business address of each reporting person is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

4.	Based on information contained in a Schedule 13G/A filed on February 14, 2019, Angelo, Gordon & Co., L.P. (“Angelo, Gordon”) shares voting and investment power with Michael L. Gordon (2,000,000 shares). Angelo, Gordon acts as the investment adviser for a private investment fund that holds the shares.Mr. Gordon is the managing member of JAMG LLC, which is the general partner of AG Partners, L.P., which is the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon. The business address of each reporting person is 245 Park Avenue, New York, New York 10167.

5.	FinTech Investor Holdings III, LLC (“Holdings”) is the direct beneficial owner of 1,850,130 shares of our Class B common stock. 3FIII, LLC (“3FIII”) is the direct beneficial owner of 2,203,832 shares of our Class B common stock. FinTech Masala Advisors, LLC (“Masala Advisors” and together with Holdings and 3FIII, the “Sponsors”) is the direct beneficial owner of 4,667,498 shares of our Class B common stock. The shares of Class B common stock held by the Sponsors will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to certain adjustments described in our charter documents.

6.	Cohen Sponsor Interests III, LLC is the manager of each of the Sponsors. FinTech Masala, LLC is the sole member of Cohen Sponsor Interests III, LLC. FinTech Masala Holdings, LLC is the sole member of FinTech Masala, LLC. FinTech Masala Holdings, LLC is in turn managed by its members, none of which is deemed a beneficial owner of our securities held by FinTech Masala Holdings, LLC based on the so-called “rule of three.” As a result of the foregoing, each of Cohen Sponsor Interests III, LLC, FinTech Masala, LLC and FinTech Masala Holdings, LLC shares voting and investment power over the shares of our common stock held directly by the Sponsors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Policy

We have adopted a code of conduct and ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of the board) or as disclosed in our public filings with the SEC. Under our code of conduct and ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

In addition, our audit committee, pursuant to the Audit Committee Charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.  We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.  These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Founder shares

In March 2017, FinTech Investor Holdings III, LLC purchased 9,803,333 founder shares for an aggregate purchase price of $25,000. In August 2018, FinTech Investor Holdings III, LLC contributed back to us for no consideration 2,040,833 shares of common stock. In October 2018, we effected a stock dividend of 0.04847021 share per share of Class B common stock for each share of Class B common stock outstanding prior to the dividend, and in November 2018, we effected a stock dividend of 0.0883121 share per share of Class B common stock for each share of Class B common stock outstanding prior to the dividend. As a result of these dividends, our initial holders hold 8,857,500 founder shares. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the aggregate of our founder shares, the placement shares and our issued and outstanding public shares after the initial public offering. The founder shares represent 100% of our issued and outstanding shares of Class B common stock.

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

Private Placement

Simultaneously with the initial public offering, our sponsor and Cantor Fitzgerald purchased an aggregate of 930,000 placement units (830,000 placement units by our sponsor and 100,000 placement units by Cantor Fitzgerald) at a price of $10.00 per unit (or an aggregate purchase price of $9,300,000). Each placement unit consists of one placement share and one-half of one placement warrant to purchase one share of our Class A common stock exercisable at $11.50. The proceeds from the placement units and the proceeds from the initial public offering (initially totaling $345,000,000) are held in the trust account. There will be no redemption rights or liquidating distributions from the trust account with respect to the placement shares or placement warrants.

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

Related Party Loans

In order to fund working capital requirements and finance transaction costs in connection with an intended initial business combination our sponsor, members of our management team or any of their respective affiliates or other third parties may, but are not obligated to, loan us funds to fund our additional working capital requirements and transaction costs. The loans will be interest free. If we consummate an initial business combination, we would repay such loaned amounts. If we do not consummate an initial business combination, we may use a portion of any working capital held outside the trust account to repay such loaned amounts; however, no proceeds from the trust account may be used for such repayment. If such funds are insufficient to repay the loan amounts, the unpaid amounts would be forgiven. Up to $1,500,000 of such loans may be converted into additional warrants at $1.00 per warrant of the post-business combination entity at the option of the lender. The warrants would be identical to the placement warrants issued to our sponsor. There were no working capital loans outstanding as of December 31, 2019.

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

Individual	Entity	Affiliation
Daniel G. Cohen	The Bancorp, Inc. Cohen & Company Inc. J.V.B. Financial Group, LLC Insurance Acquisition Corp.	Director Chairman Affiliate Chairman

James J. McEntee, III	The Bancorp, Inc.	Director

Mei-Mei Tuan	The Bancorp, Inc.	Director
	Notch Partners LLC	Co-Founder, Co-Owner, Managing Partner and Chairman
	Trewstar LLC	Managing Director

Pawneet Abramowski	PARC Solutions LLC	Founder and Principal

Jan Hopkins Trachtman	Franklin Templeton Funds	Director
	The Jan Hopkins Group	President

Madelyn Antoncic	Standard & Poor’s Financial Services LLC Global A.I. Co.	Director Managing Partner

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

Mr. Cohen also serves as the Chairman of the board of directors of Insurance Acquisition Corp., another blank check company seeking to complete a business acquisition. Insurance Acquisition Corp. may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Each of our officers and directors may become involved with subsequent blank check companies similar to our company although, pursuant to a letter agreement, as amended, (a) each director and officer has agreed not to participate in the formation of, or become an officer or director of, any blank check company focused on seeking businesses providing technological services to the financial services industry and (b) each director and officer has agreed not to serve as an officer or other employee of a blank check company, in each case until we have entered into a definitive agreement regarding our initial business combination, failed to complete our initial business combination by November 20, 2020 or liquidated prior to November 20, 2020. The prohibitions described above are subject to certain exceptions described in the amended letter agreement.

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

The firm of WithumSmith+Brown, PC, or Withum, acted as our independent registered public accounting firm during the years ended December 31, 2019 and 2018. The following is a summary of fees paid or to be paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $52,745 and $78,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2019 and 2018.

Tax Fees

We paid Withum $4,120 and $0 for tax compliance for the years ended December 31, 2019 and 2018, respectively.

All Other Fees

We did not pay Withum for other services for the years ended December 31, 2019 and 2018.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 15, 2018, between the Company and Cantor Fitzgerald & Co.(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on November 16, 2018(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated November 15, 2018, between Continental Stock Transfer & Trust Company and the Company(1)
4.5*	FinTech Acquisition Corp. III Description of Securities
10.1	Letter Agreement, dated November 15, 2018, by and among the Company and certain security holders, officers and directors of the Company(1)
10.2	Administrative Services Agreement, dated November 15, 2018, between the Company and Cohen Sponsor Interests III, LLC(1)
10.3	Placement Unit Subscription Agreement, dated November 9, 2018 between the Company and FinTech Investor Holdings III, LLC and 3FIII, LLC(1)
10.4	Placement Unit Subscription Agreement, dated November 15, 2018 between the Company and Cantor Fitzgerald & Co.(1)
10.5	Investment Management Trust Account Agreement, dated November 15, 2018, between Continental Stock Transfer & Trust Company and the Company(1)
10.6	Registration Rights Agreement, dated November 15, 2018, between the Company and certain security holders of the Company(1)
10.7	Form of Indemnity Agreement(2)
10.8	Promissory Note for expenses prior to initial public offering expenses from FinTech Investor Holdings III, LLC to Registrant(2)
10.9*	Promissory Note dated March 6, 2020 from Betsy Cohen and Daniel Cohen to Registrant.
10.10	Amendment No. 1 to Letter Agreement dated as of May 13, 2019(3)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 21, 2018
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-227951)
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 14, 2019

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. III

Dated: March 13, 2020	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer	March 13, 2020
Daniel G. Cohen	(Principal Executive Officer)

/s/ James J. McEntee, III	President and Chief Financial Officer	March 13, 2020
James J. McEntee, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Betsy Z. Cohen	Chairman of the Board	March 13, 2020
Betsy Z. Cohen

/s/ Mei-Mei Tuan	Director	March 13, 2020
Mei-Mei Tuan

/s/ Pawneet Abramowski	Director	March 13, 2020
Pawneet Abramowski

/s/ Jan Hopkins Trachtman	Director	March 13, 2020
Jan Hopkins Trachtman

/s/ Brittain Ezzes	Director	March 13, 2020
Brittain Ezzes

/s/ Madelyn Antoncic	Director	March 13, 2020
Madelyn Antoncic