Form 10-Q
period 2020-03-31
Fintech Acquisition Corp. III
filed 2020-05-07
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
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

As of May 7, 2020, there were 35,430,000 shares of Class A common stock, $0.0001 par value, and 8,857,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

FINTECH ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$449,937	$450,998
Prepaid income taxes	—	107,755
Prepaid expenses	156,503	139,494
Total Current Assets	606,440	698,247

Investments held in Trust Account	353,463,286	351,859,705
Total Assets	$354,069,726	$352,557,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$159,313	$242,406
Income taxes payable	248,270	—
Promissory note – related parties	500,000	—
Total Current Liabilities	907,583	242,406

Deferred underwriting fee payable	14,700,000	14,700,000
Total Liabilities	15,607,583	14,942,406

Commitments and Contingencies

Common stock subject to possible redemption, 33,346,214 and 33,261,554 shares at redemption value as of March 31, 2020 and December 31, 2019, respectively	333,462,140	332,615,540

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,083,786 and 2,168,446 issued and outstanding (excluding 33,346,214 and 33,261,554 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	208	217
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of March 31, 2020 and December 31, 2019	886	886
Additional paid-in capital	—	181,079
Retained earnings	4,998,909	4,817,824
Total Stockholders’ Equity	5,000,003	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354,069,726	$352,557,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$492,737	$462,829
Franchise taxes	50,000	50,000
Loss from operations	(542,737)	(512,829)

Other income:
Interest earned on investments held in Trust Account	1,745,359	2,070,532

Income before provision for income taxes	1,202,622	1,557,703
Provision for income taxes	(356,025)	(427,853)
Net income	$846,597	$1,129,850

Weighted average shares outstanding of Class A redeemable common stock	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.04	$0.05

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,787,500	9,787,500
Basic and diluted net loss per share, Class A and Class B	$(0.05)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	2,596,038	$260	8,857,500	$886	$4,456,956	$541,905	$5,000,007

Change in value of common stock subject to possible redemption	(112,985)	(12)	—	—	(1,129,841)	—	(1,129,853)

Net income	—	—	—	—	—	1,129,850	1,129,850

Balance – March 31, 2019	2,483,053	$248	8,857,500	$886	$3,327,115	$1,671,755	$5,000,004

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,168,446	$217	8,857,500	$886	$181,079	$4,817,824	$5,000,006

Change in value of common stock subject to possible redemption	(84,660)	(9)	—	—	(181,079)	(665,512)	(846,600)

Net income	—	—	—	—	—	846,597	846,597

Balance – March 31, 2020	2,083,786	$208	8,857,500	$886	$—	$4,998,909	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$846,597	$1,129,850
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,745,359)	(2,070,532)
Changes in operating assets and liabilities:
Prepaid expenses	(17,009)	(40,508)
Prepaid income taxes	107,755	—
Accounts payable and accrued expenses	(83,093)	3,064
Income taxes payable	248,270	427,853
Net cash used in operating activities	(642,839)	(550,273)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	141,778	72,889
Net cash provided by investing activities	141,778	72,889

Cash Flows from Financing Activities:
Proceeds from promissory note - related parties	500,000	—
Net cash provided by financing activities	500,000	—

Net Change in Cash	(1,061)	(477,384)
Cash – Beginning of period	450,998	2,300,398
Cash – End of period	$449,937	$1,823,014

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$846,600	$1,129,853

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

At March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2020

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

MARCH 31, 2020

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2020, the Company had $449,937 in its operating bank account, $353,463,286 in cash and investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of approximately $3,000 (excluding franchise and income taxes payable).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, there were 33,346,214 and 33,261,554 shares of common stock subject to possible redemption, respectively, presented as temporary equity outside of the stockholders’ equity section of the Company’s condensed balance sheets.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $525,000 and $421,000, respectively, which had a full valuation allowance recorded against it of approximately $525,000 and $421,000, respectively.

The Company's currently taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of approximately $356,000 and $428,000, respectively, primarily related to interest income earned on the Trust Account. The Company's effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 30% and 27%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $406,000 and $478,000 for the three months ended March 31, 2020 and 2019, respectively), by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended March 31, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services.

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

On March 6, 2020, the Company entered into a convertible promissory note with its Chairman of the Board and its Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the Placement Warrants. As of March 31, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $500,000.

6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Consulting Arrangements

The Company has arrangements with third party consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $64,000. For the three months ended March 31, 2020 and 2019, the Company incurred $191,875 and $136,875, respectively, of consulting fees. As of March 31, 2020 and December 31, 2019, $18,333 and $35,208, respectively, remained unpaid and are reflected in accounts payable on the condensed balance sheets.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 2,083,786 and 2,168,446 shares of Class A common stock issued and outstanding, excluding 33,346,214 and 33,261,554 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At March 31, 2020 and December 31, 2019, there were 8,857,500 shares of Class B common stock issued and outstanding.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

At March 31, 2020, assets held in the Trust Account were comprised of $353,463,286 in money market funds which are invested in U.S. Treasury Securities. At December 31, 2019, assets held in the Trust Account were comprised of $17,627 in cash and $351,842,078 in U.S. Treasury Securities.

During the three months ended March 31, 2020, the Company withdrew $141,778 of interest earned on the Trust Account to pay its franchise taxes. During the three months ended March 31, 2019, the Company withdrew $72,889 of interest earned on the Trust Account to pay its franchise taxes.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$353,463,286

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

The gross holding losses and fair value of held-to-maturity securities at December 31, 2019 were as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
December 31, 2019	U.S. Treasury Securities	$351,842,078	$(30,765)	$351,811,313

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency that continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its ability to successfully complete a Business Combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $846,597, which consisted of interest income on investments held in the Trust Account of $1,745,359, offset by operating costs of $492,737, franchise taxes of $50,000 and a provision for income taxes of $356,025.

For the three months ended March 31, 2019, we had net income of $1,129,850, which consisted of interest income on investments held in the Trust Account of $2,070,532, offset by operating costs of $462,829, franchise taxes of $50,000 and a provision for income taxes of $427,853.

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

For the three months ended March 31, 2020, cash used in operating activities was $642,839, resulting primarily from net income of $846,597 and interest earned on investments held in the Trust Account of $1,745,359. Changes in operating assets and liabilities provided $255,923 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $550,273, resulting primarily from net income of $1,129,850 and interest earned on investments held in the Trust Account of $2,070,532. Changes in operating assets and liabilities provided $390,409 of cash from operating activities.

At March 31, 2020, we had cash and investments held in the Trust Account of $353,463,286. During the three months ended March 31, 2020, we withdrew $141,778 of interest earned on the Trust Account to pay our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At March 31, 2020, we had cash of $449,937 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

On March 6, 2020, we entered into a convertible promissory note with our Chairman of the Board and our Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the placement warrants. As of March 31, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $500,000.

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

As noted above, on March 2, 2020, we entered into the Promissory Note with the Lenders pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000. As of March 31, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $500,000.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we have arrangements with third party consultants to provide services to us relating to the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $64,000.

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

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020, other than the risks described below:

The recent global coronavirus outbreak could harm the business prospects of the Company.

In December 2019, a coronavirus (COVID-19) outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since that time, the coronavirus has spread throughout the United States. In response, many state and local governments, including the Commonwealth of Pennsylvania, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, of the Company with respect to the Trust Account.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the stock price and business prospects of the Company, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures and disruptions of the credit and equity markets, which could have a material adverse effect on the Company’s ability to complete a Business Combination.

The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as quarantines and shelter in place orders. These measures may remain in place for a significant period of time and may adversely affect the business, operations and financial condition of the companies we target for a Business Combination, which may cause such companies to delay or terminate acquisition discussions in order to focus on their business operations. The spread of the virus has also caused us to modify our due diligence practices with respect to target companies (including cancellation of physical participation in meetings) in ways that may be detrimental to our business prospects (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of the Company and its stockholders. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Given the ongoing and dynamic nature of the circumstances, it is not possible to predict the ultimate impact of the coronavirus outbreak on the stock price or business prospects of the Company. Notwithstanding any actions by national, state and local governments to mitigate the impact of COVID-19 or by the Company to address the adverse impacts of COVID-19, there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company and its ability to successfully complete a Business Combination.

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

FINTECH ACQUISITION CORP. III

Date: May 7, 2020	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	/s/ James J. McEntee, III
	Name:	James J. McEntee, III
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)