Form 10-Q
period 2020-06-30
Fintech Acquisition Corp. III
filed 2020-07-29
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, there were 35,430,000 shares of Class A common stock, $0.0001 par value, and 8,857,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

FINTECH ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$148,451	$450,998
Prepaid income taxes	—	107,755
Prepaid expenses	114,900	139,494
Total Current Assets	263,351	698,247

Investments held in Trust Account	353,478,781	351,859,705
Total Assets	$353,742,132	$352,557,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$70,367	$242,406
Income taxes payable	257,824	—
Promissory note – related parties	500,000	—
Total Current Liabilities	828,191	242,406

Deferred underwriting fee payable	14,700,000	14,700,000
Total Liabilities	15,528,191	14,942,406

Commitments and Contingencies

Common stock subject to possible redemption, 33,321,394 and 33,261,554 shares at redemption value as of June 30, 2020 and December 31, 2019, respectively	333,213,940	332,615,540

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,108,606 and 2,168,446 issued and outstanding (excluding 33,321,394 and 33,261,554 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	211	217
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of June 30, 2020 and December 31, 2019	886	886
Additional paid-in capital	—	181,079
Retained earnings	4,998,904	4,817,824
Total Stockholders’ Equity	5,000,001	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,742,132	$352,557,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$284,143	$391,875	$776,880	$854,704
Franchise taxes	50,000	50,000	100,000	100,000
Loss from operations	(334,143)	(441,875)	(876,880)	(954,704)

Other income:
Interest earned on investments held in Trust Account	95,495	2,123,733	1,840,854	4,194,265

(Loss) Income before provision for income taxes	(238,648)	1,681,858	963,974	3,239,561
Provision for income taxes	(9,554)	(435,484)	(365,579)	(863,337)
Net (loss) income	$(248,202)	$1,246,374	$598,395	$2,376,224

Weighted average shares outstanding of Class A redeemable common stock	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.00	$0.05	$0.04	$0.09

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,787,500	9,787,500	9,787,500	9,787,500
Basic and diluted net loss per share, Class A and Class B	$(0.03)	$(0.04)	$(0.08)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,168,446	$217	8,857,500	$886	$181,079	$4,817,824	$5,000,006

Change in value of common stock subject to possible redemption	(84,660)	(9)	—	—	(181,079)	(665,512)	(846,600)

Net income	—	—	—	—	—	846,597	846,597

Balance – March 31, 2020	2,083,786	208	8,857,500	886	—	4,998,909	5,000,003

Change in value of common stock subject to possible redemption	24,820	3	—	—	—	248,197	248,200

Net loss	—	—	—	—	—	(248,202)	(248,202)

Balance – June 30, 2020	2,108,606	$211	8,857,500	$886	$—	$4,998,904	$5,000,001

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	2,596,038	$260	8,857,500	$886	$4,456,956	$541,905	$5,000,007

Change in value of common stock subject to possible redemption	(112,985)	(12)	—	—	(1,129,841)	—	(1,129,853)

Net income	—	—	—	—	—	1,129,850	1,129,850

Balance – March 31, 2019	2,483,053	248	8,857,500	886	3,327,115	1,671,755	5,000,004

Change in value of common stock subject to possible redemption	(124,638)	(12)	—	—	(1,246,365)	—	(1,246,377)

Net income	—	—	—	—	—	1,246,374	1,246,374

Balance – June 30, 2019	2,358,415	$236	8,857,500	$886	$2,080,750	$2,918,129	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$598,395	$2,376,224
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,840,854)	(4,194,265)
Changes in operating assets and liabilities:
Prepaid expenses	24,594	(22,049)
Prepaid income taxes	107,755	(11,204)
Accounts payable and accrued expenses	(172,039)	58,802
Income taxes payable	257,824	(182,026)
Net cash used in operating activities	(1,024,325)	(1,974,518)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	221,778	1,158,592
Net cash provided by investing activities	221,778	1,158,592

Cash Flows from Financing Activities:
Proceeds from promissory note - related parties	500,000	—
Net cash provided by financing activities	500,000	—

Net Change in Cash	(302,547)	(815,926)
Cash – Beginning of period	450,998	2,300,398
Cash – End of period	$148,451	$1,484,472

Supplemental cash flow information:
Cash paid for income taxes	$—	$1,056,567

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$598,400	$2,376,230

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2020

(Unaudited)

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2020, the Company had $148,451 in its operating bank account, $353,478,781 in cash and investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of approximately $287,000 (excluding franchise and income taxes payable).

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may but are not obligated to, loan the Company funds as may be required, up to $1,500,000, of which $500,000 has been borrowed to date. Such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants (see Note 4).

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

The mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern through November 20, 2020, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, there were 33,321,394 and 33,261,554 shares of common stock subject to possible redemption, respectively, presented as temporary equity outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $584,000 and $421,000, respectively, which had a full valuation allowance recorded against it of approximately $584,000 and $421,000, respectively.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $10,000 and $366,000, respectively, primarily related to interest income earned on the Trust Account. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $435,000 and $863,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately 4% and 38%, respectively, and for the three and six months ended June 30, 2019 was approximately 25% and 27%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of approximately $95,000 and $1.8 million, less applicable franchise and income taxes of approximately $60,000 and $466,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of approximately $2.1 million and $4.2 million, less applicable franchise and income taxes of approximately $465,000 and $963,000 for the three and six months ended June 30, 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended June 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services. For the six months ended June 30, 2020 and 2019, the Company incurred and paid $60,000 in fees for these services.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

On March 6, 2020, the Company entered into a convertible promissory note with its Chairman of the Board and its Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the Placement Warrants. As of June 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $500,000.

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

Consulting Arrangements

The Company has arrangements with consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. For the three and six months ended June 30, 2020, the Company incurred $174,275 and $366,150, respectively, of consulting fees. For the three and six months ended June 30, 2019, the Company incurred $127,283 and $264,158, respectively, of consulting fees. As of June 30, 2020 and December 31, 2019, $0 and $35,208, respectively, remained unpaid and are reflected in accounts payable on the condensed balance sheets.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 2,108,606 and 2,168,446 shares of Class A common stock issued and outstanding, excluding 33,321,394 and 33,261,554 shares of Class A common stock subject to possible redemption, respectively.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At June 30, 2020 and December 31, 2019, there were 8,857,500 shares of Class B common stock issued and outstanding.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

At June 30, 2020, assets held in the Trust Account were comprised of $353,478,781 in money market funds which are invested in U.S. Treasury Securities. At December 31, 2019, assets held in the Trust Account were comprised of $17,627 in cash and $351,842,078 in U.S. Treasury Securities.

During the six months ended June 30, 2020, the Company withdrew $221,778 of interest earned on the Trust Account to pay its franchise taxes. During the six months ended June 30, 2019, the Company withdrew $1,158,592 of interest earned on the Trust Account to pay its franchise taxes and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$353,478,781

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had net loss of $248,202, which consisted of operating costs of $284,143, franchise taxes of $50,000 and a provision for income taxes of $9,554, offset by interest income on investments held in the Trust Account of $95,495.

For the six months ended June 30, 2020, we had net income of $598,395, which consisted of interest income on investments held in the Trust Account of $1,840,854, offset by operating costs of $776,880, franchise taxes of $100,000 and a provision for income taxes of $365,579.

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

For the six months ended June 30, 2020, cash used in operating activities was $1,024,325, resulting primarily from net income of $598,395 and interest earned on investments held in the Trust Account of $1,840,854. Changes in operating assets and liabilities provided $218,134 of cash from operating activities.

For the six months ended June 30, 2019, cash used in operating activities was $1,974,518, resulting primarily from net income of $2,376,224 and interest earned on marketable securities held in the Trust Account of $4,194,265. Changes in operating assets and liabilities used $156,477 of cash from operating activities.

At June 30, 2020, we had cash and investments held in the Trust Account of $353,478,781. During the six months ended June 30, 2020, we withdrew $221,778 of interest earned on the Trust Account to pay our franchise tax obligations. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At June 30, 2020, we had cash of $148,451 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

On March 6, 2020, we entered into a convertible promissory note with our Chairman of the Board and our Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the placement warrants. As of June 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $500,000.

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

As noted above, on March 6, 2020, we entered into the Promissory Note with the Lenders pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000. As of June 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $500,000.

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

The mandatory liquidation date raises substantial doubt about our ability to continue as a going concern through November 20, 2020, our scheduled liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we have arrangements with third party consultants to provide services to us relating to the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. These arrangements provide for aggregate monthly fees of approximately $44,000.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

FINTECH ACQUISITION CORP. III

Date: July 29, 2020	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2020	/s/ James J. McEntee, III
	Name:	James J. McEntee, III
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)