Form 10-Q
period 2020-09-30
Fintech Acquisition Corp. III
filed 2020-10-15
CIK 1729756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 14, 2020, there were 35,430,000 shares of Class A common stock, $0.0001 par value, and 8,857,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. III

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

FINTECH ACQUISITION CORP. III

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$75,278	$450,998
Prepaid income taxes	356,053	107,755
Prepaid expenses	59,357	139,494
Total Current Assets	490,688	698,247

Investments held in Trust Account	352,842,431	351,859,705
Total Assets	$353,333,119	$352,557,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,020,760	$242,406
Promissory note – related parties	900,000	—
Total Current Liabilities	1,920,760	242,406

Deferred underwriting fee payable	14,700,000	14,700,000
Total Liabilities	16,620,760	14,942,406

Commitments and Contingencies

Common stock subject to possible redemption, 33,171,235 and 33,261,554 shares at redemption value as of September 30, 2020 and December 31, 2019, respectively	331,712,350	332,615,540

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 85,000,000 shares authorized; 2,258,765 and 2,168,446 issued and outstanding (excluding 33,171,235 and 33,261,554 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	226	217
Class B common stock, $0.0001 par value; 15,000,000 shares authorized; 8,857,500 issued and outstanding as of September 30, 2020 and December 31, 2019	886	886
Additional paid-in capital	1,084,260	181,079
Retained earnings	3,914,637	4,817,824
Total Stockholders’ Equity	5,000,009	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,333,119	$352,557,952

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$1,469,109	$473,462	$2,245,989	$1,328,166
Franchise taxes	50,000	50,000	150,000	150,000
Loss from operations	(1,519,109)	(523,462)	(2,395,989)	(1,478,166)

Other income:
Interest earned on investments held in Trust Account	8,895	2,035,795	1,849,749	6,230,060

(Loss) Income before provision for income taxes	(1,510,214)	1,512,333	(546,240)	4,751,894
Benefit (Provision) for income taxes	8,632	(417,017)	(356,947)	(1,280,354)
Net (loss) income	$(1,501,582)	$1,095,316	$(903,187)	$3,471,540

Weighted average shares outstanding of Class A redeemable common stock	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income per share, Class A	$0.00	$0.05	$0.04	$0.14

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,787,500	9,787,500	9,787,500	9,787,500
Basic and diluted net loss per share, Class A and Class B	$(0.15)	$(0.05)	$(0.23)	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	2,168,446	$217	8,857,500	$886	$181,079	$4,817,824	$5,000,006

Change in value of common stock subject to possible redemption	(84,660)	(9)	—	—	(181,079)	(665,512)	(846,600)

Net income	—	—	—	—	—	846,597	846,597

Balance – March 31, 2020	2,083,786	208	8,857,500	886	—	4,998,909	5,000,003

Change in value of common stock subject to possible redemption	24,820	3	—	—	—	248,197	248,200

Net loss	—	—	—	—	—	(248,202)	(248,202)

Balance – June 30, 2020	2,108,606	$211	8,857,500	$886	$—	$4,998,904	$5,000,001

Change in value of common stock subject to possible redemption	150,159	15	—	—	1,084,260	417,315	1,501,590

Net loss	—	—	—	—	—	(1,501,582)	(1,501,582)

Balance – September 30, 2020	2,258,765	$226	8,857,500	$886	$1,084,260	$3,914,637	$5,000,009

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	2,596,038	$260	8,857,500	$886	$4,456,956	$541,905	$5,000,007

Change in value of common stock subject to possible redemption	(112,985)	(12)	—	—	(1,129,841)	—	(1,129,853)

Net income	—	—	—	—	—	1,129,850	1,129,850

Balance – March 31, 2019	2,483,053	248	8,857,500	886	3,327,115	1,671,755	5,000,004

Change in value of common stock subject to possible redemption	(124,638)	(12)	—	—	(1,246,365)	—	(1,246,377)

Net income	—	—	—	—	—	1,246,374	1,246,374

Balance – June 30, 2019	2,358,415	236	8,857,500	886	2,080,750	2,918,129	5,000,001

Change in value of common stock subject to possible redemption	(109,531)	(11)	—	—	(1,095,299)	—	(1,095,310)

Net income	—	—	—	—	—	1,095,316	1,095,316

Balance – September 30, 2019	2,248,884	$225	8,857,500	$886	$985,451	$4,013,445	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(903,187)	$3,471,540
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,849,749)	(6,230,060)
Changes in operating assets and liabilities:
Prepaid expenses	80,137	32,303
Prepaid income taxes	(248,298)	(54,187)
Accounts payable and accrued expenses	778,354	132,961
Income taxes payable	—	(182,026)
Net cash used in operating activities	(2,142,743)	(2,829,469)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes and income taxes	867,023	1,633,160
Net cash provided by investing activities	867,023	1,633,160

Cash Flows from Financing Activities:
Proceeds from promissory note - related parties	900,000	—
Net cash provided by financing activities	900,000	—

Net Change in Cash	(375,720)	(1,196,309)
Cash – Beginning of period	450,998	2,300,398
Cash – End of period	$75,278	$1,104,089

Supplemental cash flow information:
Cash paid for income taxes	$605,245	$1,516,567

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(903,190)	$3,471,540

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

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

At September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below, and, since its Initial Public Offering, identifying a target company for a Business Combination and the potential acquisition, as more fully described in Note 6. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMER 30, 2020

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

(Unaudited)

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2020, the Company had $75,278 in its operating bank account, $352,842,431 in cash and investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of approximately $1,756,125 (excluding prepaid income taxes and franchise taxes payable).

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Sponsors, members of the Company’s management team or any of their respective affiliates or other third parties may but are not obligated to, loan the Company funds as may be required, up to $1,500,000, of which $900,000 has been borrowed to date. Such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Placement Warrants (see Note 4).

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

The Company's liquidity and mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern through November 20, 2020, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 13, 2020, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SEPTEMER 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, there were 33,171,235 and 33,261,554 shares of common stock subject to possible redemption, respectively, presented as temporary equity outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $893,000 and $421,000, respectively, which had a full valuation allowance recorded against it of approximately $893,000 and $421,000, respectively.

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

(Unaudited)

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax benefit (expense) of approximately $9,000 and ($357,000), respectively, primarily related to interest income earned on the Trust Account. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $417,000 and $1,280,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was approximately 1% and 65%, respectively, and for the three and nine months ended September 30, 2019 was approximately 28% and 27%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of approximately $9,000 and $1.8 million, less applicable franchise and income taxes of approximately $9,000 and $507,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of approximately $2.0 million and $6.2 million, less applicable franchise and income taxes of approximately $467,000 and $1.4 million for the three and nine months ended September 30, 2019, respectively, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing net income, less income attributable to Class A redeemable common stock, by the weighted average number of shares of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

SEPTEMER 30, 2020

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

Administrative Services Agreement

The Company entered into an agreement commencing on November 15, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsors $10,000 per month for office space, utilities, secretarial support and administrative services. For the three months ended September 30, 2020 and 2019, the Company incurred and paid $30,000 in fees for these services. For the nine months ended September 30, 2020 and 2019, the Company incurred and paid $90,000 in fees for these services.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

(Unaudited)

On March 6, 2020, the Company entered into a convertible promissory note with its Chairman of the Board and its Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the Placement Warrants. As of September 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $900,000.

6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Consulting Arrangements

The Company has arrangements with consultants to provide services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. For the three and nine months ended September 30, 2020, the Company incurred $93,750 and $459,900, respectively, of consulting fees. For the three and nine months ended September 30, 2019, the Company incurred $231,025 and $495,183, respectively, of consulting fees. As of September 30, 2020 and December 31, 2019, $31,250 and $35,208, respectively, remained unpaid and are reflected in accounts payable and accrued expenses on the condensed balance sheets.

Merger Agreement

On August 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GTCR-Ultra Holdings, LLC (“Seller”), GTCR Ultra-Holdings II, LLC (“Holdings”), FinTech Acquisition Corp. III Parent Corp. (“Parent”), the Company, FinTech III Merger Sub Corp. (“Merger Sub”), GTCR/Ultra Blocker, Inc. (“Blocker”), and GTCR Fund XI/C LP (“Blocker Seller”).

Pursuant to the Merger Agreement, (a) Merger Sub will be merged with and into the Company with the Company surviving the merger as a wholly-owned direct subsidiary of Parent (the “Merger”) and (b) through a series of transactions, Seller and Blocker Seller will contribute to Parent all of the equity interests in Holdings and Blocker in exchange for cash and shares of common stock of Parent (the “Contribution and Exchange” and together with the Merger and the other transactions contemplated by the Merger Agreement, the “Transactions”).

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

(Unaudited)

The aggregate consideration to be paid in the Transactions will consist of (i) based on Holdings’ current capitalization, assuming no redemptions, an estimated $565 million in cash and 48 million shares of Parent’s common stock, and (ii) up to an additional 14,000,000 shares of Parent’s common stock (the “Earnout Shares”), in the event that the closing sale price of Parent’s common stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the first five years following the closing of the Transactions. The number of shares of the equity consideration will be based on a $10.00 per share value for Parent’s common stock The cash consideration will be funded from the cash held in the Company’s trust account (after permitted redemptions) and the proceeds of the PIPE Investment (described in the Merger Agreement).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Merger Agreement and summarized in the Form 8-K filed by the Company on August 3, 2020.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 85,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,258,765 and 2,168,446 shares of Class A common stock issued and outstanding, excluding 33,171,235 and 33,261,554 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 15,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2020 and December 31, 2019, there were 8,857,500 shares of Class B common stock issued and outstanding.

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

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

FINTECH ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMER 30, 2020

(Unaudited)

At September 30, 2020, assets held in the Trust Account were comprised of $352,842,431 in money market funds which are invested in U.S. Treasury Securities. At December 31, 2019, assets held in the Trust Account were comprised of $17,627 in cash and $351,842,078 in U.S. Treasury Securities.

During the nine months ended September 30, 2020, the Company withdrew $867,023 of interest earned on the Trust Account to pay its franchise and income taxes. During the nine months ended September 30, 2019, the Company withdrew $1,633,160 of interest earned on the Trust Account to pay its franchise and income taxes.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$352,842,431

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

Recent Developments

On August 3, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GTCR-Ultra Holdings, LLC (“Seller”), GTCR Ultra-Holdings II, LLC (“Holdings”), FinTech Acquisition Corp. III Parent Corp. (“Parent”), the Company, FinTech III Merger Sub Corp. (“Merger Sub”), GTCR/Ultra Blocker, Inc. (“Blocker”), and GTCR Fund XI/C LP (“Blocker Seller”), as described in Item 1, Note 6, above.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination and the potential acquisition, as more fully described in Item 1, Note 6, above. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had net loss of $1,501,582, which consisted of operating costs of $1,469,109 and franchise taxes of $50,000, offset by interest income on investments held in the Trust Account of $8,895 and a benefit from income taxes of $8,632.

For the nine months ended September 30, 2020, we had net loss of $903,187, which consisted of operating costs of $2,245,989, franchise taxes of $150,000 and a provision for income taxes of $356,947, offset by interest income on investments held in the Trust Account of $1,849,749.

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

For the nine months ended September 30, 2020, cash used in operating activities was $2,142,743, resulting primarily from net loss of $903,187 and interest earned on investments held in the Trust Account of $1,849,749. Changes in operating assets and liabilities provided $610,193 of cash from operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $2,829,469, resulting primarily from net income of $3,471,540 and interest earned on marketable securities held in the Trust Account of $6,230,060. Changes in operating assets and liabilities used $70,949 of cash from operating activities.

At September 30, 2020, we had cash and investments held in the Trust Account of $352,842,431. During the nine months ended September 30, 2020, we withdrew $867,023 of interest earned on the Trust Account to pay our franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

At September 30, 2020, we had cash of $75,278 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

On March 6, 2020, we entered into a convertible promissory note with our Chairman of the Board and our Chief Executive Officer (the “Lenders”) pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and due on the date on which we consummate a Business Combination. If we do not consummate a Business Combination, we may use a portion of any funds held outside the Trust Account to repay the Promissory Note; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Promissory Note, the unpaid amounts would be forgiven. Up to $1,500,000 of the Promissory Note may be converted into warrants at a price of $1.00 per warrant at the option of the Lenders. The warrants would be identical to the placement warrants. As of September 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $900,000.

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

As noted above, on March 6, 2020, we entered into the Promissory Note with the Lenders pursuant to which the Lenders agreed to loan us up to an aggregate principal amount of $1,500,000. As of September 30, 2020, the outstanding balance under the Promissory Note amounted to an aggregate of $900,000.

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

Our liquidity and mandatory liquidation date raises substantial doubt about our ability to continue as a going concern through November 20, 2020, our scheduled liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated August 3 2020, by and among GTCR-Ultra Holdings, LLC, GTCR Ultra-Holdings II, LLC, FinTech Acquisition Corp. III Parent Corp., FinTech Acquisition Corp. III, FinTech III Merger Sub Corp., GTCR/Ultra Blocker, Inc. and GTCR Fund XI/C LP.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 3, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. III

Date: October 14, 2020	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 14, 2020	/s/ James J. McEntee, III
	Name:	James J. McEntee, III
	Title:	President and Chief Financial Officer
(Principal Financial and Accounting Officer)